Form 10-Q
period 1996-09-30
INFINITY FINANCIAL TECHNOLOGY INC
filed 1996-12-09
CIK 1017657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to _____

                         Commission File Number: 0-21601

                       INFINITY FINANCIAL TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                          77-0227321
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)            Identification No.)

                                 640 CLYDE COURT
                         MOUNTAIN VIEW, CALIFORNIA 94043
          (Address of principal executive offices, including zip code)

                                 (415) 940-6100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES     NO  X
                                       ---    ---

As of October 31, 1996, there were 18,119,830 outstanding shares of the Registrant's Common Stock, par value $0.001 per share.

                       INFINITY FINANCIAL TECHNOLOGY, INC.

                                      INDEX

Part  I - Financial Information                                                               Page
-------------------------------                                                               ----
Item 1.        Financial Statements

                        Condensed Consolidated Balance Sheets as of September 30, 1996
                        and December 31, 1995............................................       3

                        Condensed Consolidated Statements of Income for the
                        Three Months and Nine Months Ended September 30, 1996
                        and 1995.........................................................       4

                        Condensed Consolidated Statements of Cash Flows for the
                        Nine Months Ended September 30, 1996 and 1995....................       5

                        Notes to Condensed Consolidated Financial Statements.............       6

Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations....................       8

Part II - Other Information

Item 6.        Exhibits and Reports on Form 8-K..........................................      24

Signatures              .................................................................      25
----------

Exhibit Index           .................................................................      26
-------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INFINITY FINANCIAL TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                         September 30,    December 31,
                                                                             1996            1995
                                   ASSETS                                ------------     -----------
Current assets:                                                          (unaudited)
   Cash and cash equivalents .......................................       $  5,032        $  3,517
   Receivables, less allowance for doubtful accounts of $180 and
      $195 at September 30, 1996 and December 31, 1995, respectively         15,398           6,686
   Deferred tax asset ..............................................          1,010             569
   Prepaid expenses and other current assets .......................            396             212
                                                                           --------        --------
      Total current assets .........................................         21,836          10,984
Furniture and equipment, net .......................................          2,215           1,449
Other assets .......................................................            404             415
                                                                           --------        --------
      Total assets .................................................       $ 24,455        $ 12,848
                                                                           ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ................................................       $  1,407        $    218
   Accrued compensation ............................................          2,519           1,533
   Payable to former stockholder ...................................             --           1,277
   Other accrued liabilities .......................................          2,021             665
   Deferred revenue ................................................          8,030           2,806
   Current portion of capital lease obligations ....................            203             213
                                                                           --------        --------
      Total current liabilities ....................................         14,180           6,712
Long-term portion of capital lease obligations .....................            253             303
Other long-term liabilities ........................................             --              67
Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized;
      3,083,334 shares issued and outstanding ......................          1,053           1,053
   Common stock, $0.001 par value; 50,000,000 shares authorized;
      12,975,822 and 12,486,200 shares issued and outstanding as of
      September 30, 1996 and December 31, 1995, respectively .......          2,456           1,570
   Deferred stock compensation .....................................           (542)             --
   Notes receivable from stockholders ..............................           (884)         (1,025)
   Cumulative translation adjustment ...............................             (6)             --
   Retained earnings ...............................................          7,945           4,168
                                                                           --------        --------
      Total stockholders' equity ...................................         10,022           5,766
                                                                           --------        --------
      Total liabilities and stockholders' equity ...................       $ 24,455        $ 12,848
                                                                           ========        ========

     See accompanying notes to condensed consolidated financial statements.

                       INFINITY FINANCIAL TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data - unaudited)


                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                  September 30,
                                                       -----------------------        -----------------------
                                                         1996           1995            1996           1995
                                                       --------       --------        --------       --------
Revenues:
   License revenues ............................       $  8,380       $  4,805        $ 22,498       $ 13,621
   Service revenues ............................          2,237          1.682           6,066          4,158
                                                       --------       --------        --------       --------
      Total revenues ...........................         10,617          6,487          28,564         17,779
Costs and expenses:
   Cost of revenues ............................          1,384            905           3,249          2,030
   Sales and marketing .........................          3,896          2,156          10,070          5,493
   Research and development ....................          2,433          1,512           6,571          4,412
   General and administrative ..................            891            640           2,600          1,630
                                                       --------       --------        --------       --------
      Total costs and expenses .................          8,604          5,213          22,490         13,565
                                                       --------       --------        --------       --------
Income from operations .........................          2,013          1,274           6,074          4,214
Other income (expense), net ....................             74            (18)             17              3
                                                       --------       --------        --------       --------
Income before provision for income taxes .......          2,087          1,256           6,091          4,217
Provision for income taxes .....................            793            496           2,314          1,668
                                                       --------       --------        --------       --------
      Net income ...............................       $  1,294       $    760        $  3,777       $  2,549
                                                       ========       ========        ========       ========
Net income per share ...........................       $   0.07       $   0.04        $   0.20       $   0.14
                                                       ========       ========        ========       ========
Shares used in computing net income per share ..         18,763         18,727          18,808         18,145
                                                       ========       ========        ========       ========

     See accompanying notes to condensed consolidated financial statements.

                       INFINITY FINANCIAL TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)


                                                                              Nine Months Ended
                                                                                September 30,
                                                                           ----------------------
                                                                            1996           1995
                                                                           -------        -------
Cash flows from operating activities:
   Net income ......................................................       $ 3,777        $ 2,549
   Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
      Depreciation, amortization and other .........................           608            358
   Changes in assets and liabilities:
      Receivables ..................................................        (8,718)        (1,850)
      Deferred tax asset ...........................................          (441)            --
      Prepaid expenses and other current assets ....................          (173)          (145)
      Accounts payable .............................................         1,189             65
      Accrued compensation .........................................           986            708
      Payable to former stockholder ................................        (1,277)            --
      Other accrued liabilities and long-term liabilities ..........         1,289            315
      Deferred revenue .............................................         5,224         (2,056)
                                                                           -------        -------
         Net cash provided by (used in) operating activities .......         2,464            (56)
                                                                           -------        -------
Cash flows used in investing activities:
   Capital expenditures ............................................        (1,120)          (220)
Cash flows provided by (used in) financing activities:
   Payments of notes receivable from stockholders ..................           201              9
   Principal payments of capital lease obligations .................          (231)          (245)
   Proceeds from issuance of common stock ..........................           201            470
                                                                           -------        -------
         Net cash provided by (used in) financing activities .......           171            234
                                                                           -------        -------
Net increase (decrease)  in cash and cash equivalents ..............         1,515            (42)
Cash and cash equivalents at beginning of period ...................         3,517          3,235
                                                                           -------        -------
Cash and cash equivalents at end of period .........................       $ 5,032        $ 3,193
                                                                           =======        =======
SUPPLEMENTAL INFORMATION:
   Cash paid during the period:
      Income taxes paid ............................................       $ 2,302        $ 1,759
                                                                           =======        =======
      Interest paid ................................................       $    48        $    51
                                                                           =======        =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Equipment acquired under capital lease ..........................       $   171        $   466
                                                                           =======        =======
   Issuance of common stock in exchange for notes receivable .......       $    60        $ 1,003
                                                                           =======        =======

     See accompanying notes to condensed consolidated financial statements.

                       INFINITY FINANCIAL TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the operating results for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the three year period ended December 31, 1995 included in the Infinity Financial Technology, Inc. ("Infinity" or the "Company") Registration Statement on Form S-1 filed with the Commission in October 1996.

      The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

      Certain amounts in the comparative periods in 1995 condensed consolidated financial statements have been reclassified to conform to the 1996 presentation.

REVENUE RECOGNITION

      The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 ("SOP 91-1"), "Software Revenue Recognition." License revenues less deferrals for warranty are recognized upon shipment only if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. License warranty revenues are recognized ratably over the warranty period, generally 30 to 90 days. When the Company receives payment on licenses prior to shipment and fulfillment of significant vendor obligations, such payments are recorded as deferred revenue. Service revenues consist primarily of maintenance and support, training, consulting and co-development projects. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the maintenance term, which is typically 12 months. Service revenues from customer training and consulting services are recognized as the service is performed. Service revenues from co-development agreements are recognized upon achievement of contractual milestones or on a percentage-of-completion basis.

NET INCOME PER SHARE

      Net income per share is computed using the weighted average number of common shares outstanding and common equivalent shares arising from the assumed exercise of stock options using the treasury stock method and the conversion of Series A and Series C convertible preferred stock on the as-converted method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the period commencing 12 months prior to the initial filing of an initial public offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method).

COMMON AND PREFERRED STOCK

      In July 1996, the board of directors authorized management of the Company to file a Registration Statement with the Securities and Exchange Commission permitting the Company to sell shares of its common stock to the public. See "Subsequent Event" note. In addition, the Company's board of directors approved a two-for-one stock split. In conjunction with this split, the Company's board of directors approved an increase in the number of authorized common shares to 50,000,000. Accordingly, all the share and per share data has been retroactively adjusted to reflect these changes.

      In July 1996, the Company's board of directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") which authorizes the issuance of 300,000 shares of common stock and the 1996 Stock Incentive Plan, which provides for the issuance of options to purchase up to 800,000 shares of Common Stock. Shares may be purchased under the Purchase Plan at 85% of the lessor of the fair market value of the common stock on the grant or purchase date. In addition, the board of directors also approved an increase of 250,000 in the number of shares authorized for issuance under the 1993 Incentive Stock Option Plan.

      In September 1996, the Company reincorporated in the State of Delaware. In conjunction with the reincorporation in Delaware, the par value of the Company's preferred and common stock was changed to $0.001. The Company's financial statements have been retroactively adjusted to reflect this change.

SUBSEQUENT EVENT

      The Company's initial public offering of 2.7 million shares of common stock, which generated net proceeds to Infinity of $28.9 million, was effective October 25, 1996 and is not reflected in the quarter ended September 30, 1996. In the offering, Infinity sold 2 million shares with the remainder offered by certain selling shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company's operating performance each quarter is subject to various risks and uncertainties as discussed herein and in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 25, 1996. This report contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934, it should be read in conjunction with the section entitled "Factors Affecting Operating Results" discussed below, and the "Risk Factors" section included in the Company's Registration Statement on Form S-1.

OVERVIEW

     Infinity develops, markets and supports object-oriented, client/server platform and software solutions for financial trading and risk management. Founded in 1989, the Company currently has more than 40 customers around the world, consisting of large banks and other financial institutions with sophisticated trading operations and risk management needs. Its primary product is the Infinity Platform(TM), which provides customers with a foundation to rapidly develop, deploy and modify trading and risk management systems in response to the changing requirements of the marketplace. Infinity also offers Infinity Derivatives(TM), software solutions for derivatives trading. Infinity has introduced and plans to release in the fourth quarter of 1996 Infinity RiskView(TM), which is designed to facilitate customers' development of risk management systems.

      In the third quarter of 1996, Infinity continued to experience significant growth in several aspects of its business. Total revenues of $10.6 million for the three months ended September 30, 1996 represented an increase of 64% over the comparable quarter in 1995. Net income of $1.3 million, or $0.07 per share, improved 70% from $760,000, or $0.04 per share, over the same quarter in 1995. For the nine months ended September 30, 1996, total revenues were $28.6 million, a 61% increase over the $17.8 million recorded for the first nine months of 1995. Net income for the nine months ended September 30, 1996 increased 48%, rising to $3.8 million, or $0.20 per share, compared to $2.5 million, or $0.14 per share, for the same period in the prior year.

      The Company believes that significant ongoing investment in several aspects of the business will continue to be critical to its success. Consistent with the trend in the quarter ended September 30, 1996, the Company plans to continue expanding its sales and marketing infrastructure domestically and internationally, devote substantial resources to research and development expenses, and build the Company's customer support and service organization. As a result of these factors, the Company plans to continue to direct a significant percentage of its revenues towards operating expenses necessary to keep the Company competitive and responsive to its customers' needs.

RESULTS OF OPERATIONS

      The following table sets forth certain items in the Company's condensed consolidated statements of income as a percentage of the total revenues for the periods indicated:


                                              Three Months Ended    Nine Months Ended
                                                 September 30,        September 30,
                                              -----------------     -----------------
                                               1996       1995       1996       1995
                                              ------     ------     ------     ------
Revenues:
   License revenues ....................        79%        74%        79%        77%
   Service revenues ....................        21         26         21         23
                                               ---        ---        ---        ---
      Total revenues ...................       100        100        100        100
Costs and expenses:
   Cost of revenues ....................        13         14         11         11
   Sales and marketing .................        37         33         36         31
   Research and development ............        23         23         23         25
   General and administrative ..........         8         10          9          9
                                               ---        ---        ---        ---
      Total costs and expenses .........        81         80         79         76
                                               ---        ---        ---        ---
Income from operations .................        19         20         21         24
Other income (expense), net ............         1          0          0          0
                                               ---        ---        ---        ---
Income before provision for income taxes        20         20         21         24
Provision for income taxes .............         8          8          8         10
                                               ---        ---        ---        ---
      Net income .......................        12%        12%        13%        14%
                                               ===        ===        ===        ===

REVENUES

      The Company's revenues are derived from two sources, license revenues and service revenues, including software maintenance and support, training, consulting and co-development contracts. The Company's total revenues increased 64% to $10.6 million for the three months ended September 30, 1996 from $6.5 million in the comparable period of 1995, and for the nine months ended September 30, 1996, total revenues increased 61% to $28.6 million from $17.8 million for the nine months ended September 30, 1995. These increases are attributable to an increase in the number of software licenses sold to both existing customers and new customers, and expansion of the Company's direct sales organization. Additionally, the Company's growth in its customer base has contributed to increased maintenance service revenues. Total revenues increased 9% in the third quarter of 1996 as compared to the immediately preceding quarter as a result of the factors described above.

      International revenues, which are defined by the Company as sales outside North America, accounted for 63% and 49% of total revenues for the three months ended September 30, 1996 and 1995, respectively, and 68% and 46% of total revenues for the nine months ended September 30, 1996 and 1995, respectively. The increases in international revenues are primarily attributable to an increase in the Company's international sales and marketing efforts. The Company currently maintains international sales offices in London, Paris, Sydney and Tokyo, and intends to continue to expand its international operations. The Company expects that international sales will continue to represent a substantial majority of its total revenues for the foreseeable future.

      The Company currently believes that an increasing portion of the Company's revenues, cost of revenues and operating expenses will be incurred in foreign currencies. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, it can be anticipated that to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of the Company's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although the Company from time to time undertakes foreign exchange hedging transactions to cover a portion of its foreign currency transaction exposure, the Company does not attempt to cover all potential foreign currency exposure and therefore, the Company may be subject to variations in operating results as a result of foreign exchange fluctuations.

     License Revenues. The Company's license revenues increased 74% to $8.4 million for the three months ended September 30, 1996 from $4.8 million in the comparable period of 1995, and for the nine months ended September 30, 1996, license revenues increased 65% to $22.5 million from $13.6 million for the nine months ended September 30, 1995. The percentage of the Company's total revenues attributable to license revenues increased to 79% for the three months ended September 30, 1996 from 74% in the comparable period of 1995, and for the nine months ended September 30, 1996 increased to 79% from 77% for the nine months ended September 30, 1995. These increases were primarily attributable to sales to new customers and existing customers. The Company licensed its products to five new customers in the third quarter of 1996.

     Service Revenues. The Company's service revenues increased 33% to $2.2 million for the three months ended September 30, 1996 from $1.7 million in the comparable period of 1995, and for the nine months ended September 30, 1996, service revenues increased 46% to $6.1 million from $4.2 million for the nine months ended September 30, 1995. These increases were primarily attributable to growth in maintenance and support fees derived from higher license revenues. The percentage of the Company's total revenues attributable to service revenues decreased to 21% for the three months ended September 30, 1996 from 26% in the comparable period of 1995, and for the nine months ended September 30, 1996 decreased to 21% from 23% for the nine months ended September 30, 1995. The percentage decreases are due primarily to lower consulting fees earned during 1996 as compared to 1995.

      The Company historically has experienced significant renewal rates of maintenance contracts; however, some customers have licensed the source code of the Company's products and have, on occasion, chosen to maintain those products in-house, while continuing to rely on the Company for providing support and upgrades to other licensed product. Furthermore, the Company's service revenues have been dependent upon a relatively small number of new and existing customers. Based on these and other factors, there can be no assurance that previous renewal rates and prices charged by the Company for maintenance, and corresponding revenues, will continue in the future.

COSTS AND EXPENSES

        Cost of Revenues. Cost of revenues consists primarily of personnel-related costs, including facility and other overhead allocations incurred in providing on-site and telephone support, consulting services and training to customers. The Company's cost of revenues increased 53% to $1.4 million for the three months ended September 30, 1996 from $905,000 in the comparable period of 1995, and for the nine months ended September 30, 1996, cost of revenues increased 60% to $3.2 million from $2.0 million for the nine months ended September 30, 1995. The Company's cost of revenues as a percentage of total revenues decreased to 13% for the three month period ended September 30, 1996 as compared to 14% during the comparable period of 1995, and for the nine months ended September 30, 1996 and 1995, the Company's cost of revenues as a percentage of total revenues were constant at 11%. The percentage decrease in the three months ended September 30, 1996 as compared to the comparable period in 1995 was due primarily to comparatively fewer consulting projects in the 1996 period, partially offset by increased costs associated with an increase in the number of customer support personnel and related overhead costs necessary to support a larger installed customer base. Cost of revenues increased 29% in the third quarter of 1996 as compared to the immediately preceding quarter as a result of an increase in the number of customer support personnel and related overhead costs discussed previously.

        The Company intends to commit substantial financial resources to expand its support operations, both domestically and internationally. In addition, the Company expects to increase its spending for consulting staff and infrastructure in anticipation of growing demand for implementation consulting services from its customer base. As a result of these factors, the Company expects its cost of revenues to increase in the future, both in absolute dollar amounts and possibly as a percentage of total revenues.

        Sales and Marketing. Sales and marketing expenses increased 81% to $3.9 million for the three months ended September 30, 1996 from $2.2 million in the comparable period of 1995, and for the nine months ended September 30, 1996, sales and marketing expenses increased 83% to $10.1 million from $5.5 million for the nine months ended September 30, 1995. These increases were principally the result of additional sales and marketing personnel, facilities expansion, higher sales commissions associated with increased total revenues and increased marketing activities domestically and internationally. Sales and marketing expenses increased as a percentage of total revenues to 37% during the three months ended September 30, 1996 from 33% in the comparable period of 1995, and for the nine months ended September 30, 1996 increased to 36% from 31% for the nine months ended September 30, 1995, due the Company's growth in its global direct sales and marketing force, and its expansion into other international markets. Sales and marketing expenses increased 10% in the third quarter of 1996 as compared to the immediately preceding quarter as a result of the Company's growth in its sales and marketing force. The Company expects to incur higher sales and marketing expenses in the future in both absolute dollar amounts and likely as a percentage of total revenues as the Company expands its sales and marketing staff at its corporate headquarters and other major locations in which the Company chooses to do business.

        Research and Development. Research and development costs are expensed as incurred. Research and development expenses increased 61% to $2.4 million for the three months ended September 30, 1996 from $1.5 million in the comparable period of 1995, and increased 49% to $6.6 million for the nine months ended September 30, 1996 from $4.4 million in the comparable period of 1995. These increases were principally the result of the hiring of additional engineering personnel and associated expenses. Research and development expenses were 23% of total revenues during the three months ended September 30, 1996 and 1995, and during the nine months ended September 30, 1996, as compared to 25% during the nine months ended September 30, 1995. The decrease in 1996 was due primarily to growth in the Company's total revenues. The Company expects to incur higher research and development expenses in absolute dollars for the remainder of 1996 and in fiscal 1997, although these expenses are expected to remain relatively constant as a percentage of total revenues. There can be no assurance, however, that total revenues will grow at the same rate as the anticipated research and development expenses. Research and development expenses increased 8% in the third quarter of 1996 as compared to the immediately preceding quarter due to the hiring of additional engineering personnel and associated expenses.

        General and Administrative. General and administrative expenses increased 39% to $891,000 for the three months ended September 30, 1996 from $640,000 in the comparable period of 1995, and increased 60% to $2.6 million for the nine months ended September 30, 1996 from $1.6 million in the comparable period of 1995. These increases were primarily due to increased staffing and professional fees necessary to manage and support the Company's recent growth and to provide the infrastructure required for a public company. General and administrative expenses decreased as a percentage of total revenues to 8% for the three months ended September 30, 1996 from 10% during the comparable period of 1995, and were constant at 9% of total revenues during the nine months ended September 30, 1996 and 1995, due primarily to growth in the Company's total revenues. The Company expects to incur higher absolute dollar general and administrative expenses for the remainder of fiscal 1996 and in fiscal 1997, although these expenses are expected to remain relatively constant as a percentage of total revenues. There can be no assurance, however, that total revenues will grow at the same rate as the anticipated general and administrative expenses. General and administrative expenses increased 1% in the third quarter of 1996 as compared to the immediately preceding quarter due to slightly higher professional and legal fees necessary to support the Company's continued growth.

OTHER INCOME (EXPENSE), NET

        During the three months ended September 30, 1996, other income (expense), net was $74,000 as compared to ($18,000) in the comparable period of 1995. During the nine months ended September 30, 1996, other income (expense), net was $17,000 versus $3,000 in the comparable period of 1995. The changes during the periods represent the varying levels of the Company's invested cash balances from time to time and other factors including interest expense on capital lease lines and losses on disposal of furniture and equipment.

PROVISION FOR INCOME TAXES

        The Company's provision for income taxes increased to $793,000 for the three months ended September 30, 1996 from $496,000 in the comparable period of 1995, and increased to $2.3 million for the nine months ended September 30, 1996 from $1.7 million in the comparable period of 1995. The Company's effective tax rate in 1996 is estimated to be 38% versus an approximate 40% effective tax rate in 1995. The decrease in the effective tax rate is primarily attributable to the benefits derived from the establishment of a foreign sales corporation.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations to date primarily by cash generated from operations and through private sales of preferred equity securities. For the nine months ended September 30, 1996 approximately $2.5 million of cash was generated from operating activities and $56,000 of cash was used in operating activities in the comparable period of 1995. Cash generated in the nine months ended September 30, 1996 was primarily attributed to net income, and increases in deferred revenue and other accrued liabilities offset by increases in receivables and a payment to a former stockholder. For the nine months ended September 30, 1995, cash used in operations resulted primarily from decreases in deferred revenue and increases in receivables offset by net income.

        The Company's principal sources of liquidity as of September 30, 1996 consisted of approximately $5.0 million in cash and cash equivalents and $3.0 million available on a working capital line of credit secured by receivables. There were no borrowings under the line of credit at September 30, 1996.

      The Company may also utilize cash to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. The Company currently has no understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

      The Company believes that its cash balances and cash available under its line of credit together with the net proceeds from the sale of the Common Stock offered in the Company's initial public offering on October 25, 1996 of $28.9 million, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months based on current plans and trends.

FACTORS AFFECTING OPERATING RESULTS

      The statements contained in this Form 10-Q which are not purely historical are forward looking statements, including statements regarding the Company's beliefs, expectations, hopes, plans or intentions regarding the future. Forward looking statements in this document include statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's plans or intentions to continue to expand its sales and marketing infrastructure domestically and internationally, to devote substantial resources to research and development expenses, to build or expand its customer support and services organization, to expand international operations, and statements under such heading regarding Infinity's expectations regarding the composition of revenues, cost of revenues, use of revenues, research and development expenses, liquidity and anticipated cash needs and availability, among others. All forward looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Infinity assumes no obligation to update any forward looking statement or statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. The following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual operating results and could cause the Company's actual consolidated operating results for the fourth quarter of 1996, and thereafter, to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

SIGNIFICANT POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

      Although the Company has experienced increased revenues and has been profitable in each of its last five fiscal years and for the nine months ended September 30, 1996, the Company does not believe prior growth rates are sustainable or indicative of future operating results, and there can be no assurance that the Company will be able to sustain revenue growth or maintain profitability in the future. In addition, the Company intends to commit substantial financial resources to expanding its business, including its sales and support operations and product development infrastructure. As a result, the Company does not expect to sustain the current level of operating margins in future periods.

      Individual licenses of the Company's products typically account for large dollar amounts relative to quarterly revenues, so that the timing of one license can cause substantial shifts of revenue and profits between accounting periods. Because of the large dollar commitment and the mission critical function that the Company's products address, approval at senior levels within customer organizations is frequently required for a purchase of the Company's products. The Company's quarterly revenues are dependent upon a small number of new individual product sales, and any downturn in a potential customer's business, or any loss or delay of individual orders for any other reason, would have a significant impact on the Company's revenues and profitability on a quarterly and annual basis. For example, in the quarter ended September 30, 1996, revenues included sales to existing customers and five new customers. The Company historically has operated with little backlog because its products are generally shipped as orders are received. As a result, license revenues in any quarter depend on the volume and timing of, and the Company's ability to fill, orders received in that quarter. In addition, a relatively high percentage of the Company's expenses is fixed in the short term because the Company's expense levels are based, in part, on its expectations as to future revenues. As a result, if revenues fall below expectations, operating margins will be adversely affected. In addition, historically the Company has experienced significant renewal rates of maintenance contracts; however, many customers have licensed the source code of the Company's products and certain customers have chosen to terminate the maintenance contracts with the Company due to their ability to maintain the Company's products. Furthermore, the Company's service revenues have been dependent upon a relatively small number of new and existing customers in each quarter. Based on these and other factors, there can be no assurance that previous renewal rates and prices charged by the Company for maintenance, and corresponding revenues, will continue in the future. See "Lengthy Sales Cycle."

      The Company's revenues and operating results have fluctuated significantly in the past, and are likely to continue to fluctuate significantly in the future, on an annual and quarterly basis. Fluctuations in the Company's revenues and results of operations may result from a number of factors, many of which are beyond the Company's control, including (i) the relatively long sales cycle of three months to over one year for the Company's software products, (ii) the timing and size of the Company's individual license transactions, and, in particular, the dependence of the Company's revenues in any quarter on the sale of a limited number of large dollar licenses, (iii) the Company's typical recognition of a significant portion of its quarterly revenues in the last month, weeks or days of the quarter, (iv) the relatively high percentage of total revenues derived from product revenues versus service revenues, (v) the timing of the introduction of new products or product enhancements by the Company and its competitors, (vi) the deferral of significant revenues until completion or acceptance of certain customized portions of software required by any individual license transaction, (vii) changes in customer budgets, (viii) seasonality of technology purchases by customers, (ix) the mix of revenues derived from the Company's direct sales force and various distribution and marketing channels and between domestic and international customers, (x) currency exchange rate fluctuations, (xi) changes in applicable government regulations, (xii) the untimely loss of key sales personnel, (xiii) changes in relationships with strategic partners and (xiv) general economic conditions, particularly those which affect the Company's targeted customer base.

      The Company's quarterly revenues are also subject to certain seasonal fluctuations, particularly in the third quarter when reduced economic activity outside North America during the summer months can negatively affect the Company's licensing revenues. This and other seasonal factors, which the Company believes are common to the software industry, could cause the Company's revenues and profitability to fluctuate between quarters.

      Due to the foregoing and other factors, the Company believes that its quarterly and annual revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. Because of the above factors, it is possible that the Company's operating results will be below the expectations of stock market analysts and investors in some future quarter, which would have a severe adverse effect on the price of the Company's stock.

DEPENDENCE ON EVOLVING MARKET FOR FINANCIAL TRADING AND RISK MANAGEMENT SOFTWARE; NO ASSURANCE OF MARKET ACCEPTANCE

      To date, the Company has derived substantially all of its revenue from the sale of software products for financial trading and risk management. The Company expects that revenues from such sales will account for substantially all of its revenues for the foreseeable future. The market for financial trading and risk management software is rapidly evolving, and the Company's operating results and opportunity for growth in the future are highly dependent on acceptance of its products in and the continued growth of this market. As is the case in new and evolving industries, demand and market acceptance for recently introduced products are subject to a high level of uncertainty and risk. A decline or slow-down in growth in the market for, or market acceptance of, such products as a result of increased competition, technological or regulatory change, a banking and financial services industry downturn or other factors would have a material adverse effect on the Company's business, financial condition and results of operations. In particular, because the Company's customer base has historically been limited to larger commercial banks and financial institutions, the Company would be particularly vulnerable to a downturn in the banking and financial services industries.

      The Company currently markets and sells its products primarily to large banks and other financial institutions, many of which rely on internally developed software to fulfill their financial trading and risk management needs. Demand for and acceptance of the Company's products by this customer base depends on a number of factors, which include the products' functionality and performance characteristics, the ability of these clients to achieve cost savings by using third-party software, the time and cost required to internally develop software, the willingness of these institutions to rely on third-party software to fulfill mission critical financial trading and risk management needs and their assessment of the Company's ability to support these products. Many of these banks and financial institutions have made significant investments in time, capital and human resources in developing and implementing these internal systems and are highly dependent upon the continued use of internally developed systems. The legacy nature of many of these internally developed systems combined with the substantial financial costs to shift to third-party products for these applications generally constitute the principal factors inhibiting migration to third party products in financial trading and risk management, such as those offered by the Company. No assurance can be made that these factors will not inhibit growth in the market for third-party financial trading and risk management software and, as a consequence, materially adversely affect the Company's business, financial condition and results of operations.

      The Company is attempting to develop the Infinity Platform as an industry standard for financial trading and risk management. No assurance can be given that this attempt to establish an industry standard will be successful, even if a significant market for third-party financial trading an risk management software continues to develop. If the Company is unsuccessful in establishing the Infinity Platform as an industry standard, widespread acceptance of its products and its ability to market additional application programs for financial trading and risk management will be adversely affected, and, as a consequence, the Company's future growth, business, financial condition and results of operations will be materially adversely affected.

LENGTHY SALES CYCLE

      Because of the mission critical functions performed by the Company's products, the purchase of such products is a strategic decision which generally requires approval at senior levels of customers' organizations. In addition, the purchase of the Company's products involves a significant commitment of customers' financial resources. For these and other reasons, the sales cycle associated with the purchase of the Company's products is typically complex, lengthy and subject to a number of significant risks, including changes in customers' budgetary constraints and approval at senior levels of customers' organizations, over which the Company has no control. The Company's sales cycle can range from three months to over one year. Because of the lengthy sales cycle and the dependence of the Company's quarterly revenues upon a small number of new individual product sales for large dollar amounts, the loss or delay of a single sale could have a material adverse effect on the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE AND DEPENDENCE ON NEW PRODUCTS

      The market for the Company's products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to continue to enhance its current product line and to develop and introduce new products that address technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, the failure of the Company to develop new products or enhance existing products to (i) timely adapt to the rapidly developing computer hardware and software technology upon which its products are based, (ii) incorporate new functionality reflecting rapidly evolving types of derivative securities and other financial instruments and risk management methodologies and
(iii) incorporate new functionality to facilitate customers' compliance with changing applicable governmental regulations could cause customers to delay their purchase of the Company's products, or to decide not to purchase such products. In September 1995, the Company introduced its back-office modules for Infinity Derivatives, which have been implemented on a limited basis to date by Infinity's customers. The Company further intends to release prior to the end of 1996 a risk management product called Infinity RiskView, designed to extend the Infinity Platform for certain risk management functions, and a Windows NT version of its Infinity Derivatives product. No assurance can be given that development of Infinity RiskView or the Windows NT version of Infinity Derivatives will be successfully completed or that either of these new products will be accepted in the marketplace. The anticipated release of these products also could cause customers to delay purchase decisions for existing products of the Company. The Company has in the past experienced delays in the introduction of product enhancements and new products, including a delay in introducing the back-office modules for Infinity Derivatives. There can be no assurance that the Company will not experience such delays in the future, or be successful in developing and marketing, on a timely and cost-effective basis, product enhancements or new products, including Infinity RiskView and the Windows NT version of Infinity Derivatives, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risks of Product Defects; Product Liability."

SMALL DIRECT SALES FORCE AND RELIANCE ON IBM CORPORATION AND OTHER STRATEGIC RELATIONSHIPS

      The Company has a small direct sales force, which consisted of 16 persons at September 30, 1996. Historically, most of the Company's sales have been derived through its direct sales force, and the Company's business strategy depends on significantly expanding this sales force. The Company has previously experienced substantial difficulty in hiring sales personnel with expertise in sophisticated financial instruments and is likely to experience similar difficulty as it attempts to hire other qualified staff who have the required experience levels. In the past, the Company has also experienced difficulty in adequately staffing a sales force for its principal United States sales office located in New York. There can be no assurance that the Company will be able to recruit, train and retain additional qualified sales personnel with the requisite experience and knowledge, particularly those with experience in both finance and software development. The failure to successfully expand the Company's sale force would have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company has established strategic relationships with a number of organizations that are complementary to its direct sales force and which it believes are important to its worldwide sales, marketing and support activities and the implementation of its products. The Company believes that its relationships with such organizations provide an additional sales and marketing channel and further promote the Infinity Platform to become an industry standard. Due in part to the current small size of its direct sales force, the Company believes such relationships are particularly important to its sales efforts and efforts to establish an industry standard. In particular, the Company has developed a non-exclusive strategic relationship with IBM Corporation ("IBM"). IBM acts as a solution provider and markets the Company's products on a worldwide basis as part of IBM information management solutions, although IBM is under no contractual obligation to market the Company's products. During the quarter ended September 30, 1996, license revenues facilitated by IBM accounted for 11% of license revenues and 8% of total revenues. Any deterioration of the Company's relationship with IBM could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also has relationships with key third party developers, including Axime Integration de Systemes and Diagram S.A., and service providers, including Price Waterhouse LLP. Third-party developers constitute a key component of Infinity's strategy in developing products and applications for the Infinity Platform for specific markets that Infinity does not currently address. In addition, Infinity has established the Infinity Certified Engineering program which qualifies various software development firms to work as consultants with Infinity customers in implementing and customizing the Infinity Platform and other products. The failure by the Company to maintain its existing relationships, or to establish new relationships in the future, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's customers and potential customers frequently rely on these third-party service providers to extend, deploy and/or manage Infinity's products. If the Company is unable to train adequately a sufficient number of service providers or, if for any reason such service providers do not have or choose not to devote the resources necessary to facilitate implementation of the Company's products or if such service providers adopt a product or technology other than Infinity's, the Company's business, financial condition and results of operations could be materially adversely affected.

MANAGEMENT OF GROWTH

      The Company's business has grown rapidly in recent years. This growth has placed, and may continue to place, a significant strain on the Company's management and operations. The Company's future operating results will depend on its ability to continue to broaden the Company's senior management group, and its ability to attract, hire and retain skilled employees. The Company's success will also depend on the ability of its officers and key employees to continue to implement and improve its operational and financial control systems and to expand, train and manage its employee base. The Company's future operating results will also depend on its ability to expand its sales and marketing organizations, further implement a reseller and partner channel to penetrate different and broader markets than those addressed by its existing direct sales force and expand its support organization commensurate with growth in its installed base. The Company's inability to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

      The market for transaction processing and risk management systems for financial institutions is intensely competitive. It is characterized by rapidly changing technological requirements, as new instruments and new strategies are developed and implemented, and a high degree of technological progress, as new software and hardware technologies are applied to the challenge of trading and risk management. The rapid pace of innovation and change in the market Infinity serves necessitates an ongoing research and development effort to enhance the features and functionality of the Infinity Platform and Infinity products.

      Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than the Company. The Company's competitors are diverse and offer a variety of solutions directed at the financial trading and risk management information system marketplace. These competitors include companies offering and developing financial trading or risk management software products that compete with products offered by the Company. Certain of such competitors provide point solutions for particular elements of the financial trading marketplace, including, for example, the front-office derivative trading market, which constitutes a significant portion of the Company's business. Certain of such point-solutions may provide greater off-the-shelf functionality than the Company's customizable integrated system. To the extent customers elect to pursue such point solutions targeted at the front-office derivatives market or other elements of the financial trading marketplace, as opposed to the Company's integrated solutions, the Company's business, financial condition and results of operations may be materially adversely affected. In addition, potential customers may select such a competitor's product where they believe it is easier to integrate such product with a product previously purchased from such competitor or where they prefer the user interface of such product. The Company may also face competition from other business application software vendors who may broaden their product offering by internally developing or acquiring financial trading and risk management software products. In addition to competition from such third-party companies, the Company frequently faces substantial sales resistance from the internal development groups of potential customers that have developed or may develop systems that may substitute for those offered by the Company. In particular, the Company has experienced significant difficulties in persuading potential customers to purchase its products where their internal development groups have already progressed significantly toward completion of systems which the Company's products would augment or replace and where the underlying technologies, such as the programming language, utilized by such groups differ fundamentally from the Company's.

      In order to be successful in the future, the Company must respond promptly and effectively to the challenges of technological change and competitors' innovations. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operation.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

      For the nine months ended September 30, 1996 and in the 1995, 1994 and 1993 fiscal years, the Company derived 68%, 53%, 25% and 27% of its total revenues, respectively, from sales outside North America and anticipates that a majority of its revenues for the foreseeable future will be derived from sources outside North America. The Company sells its products through a direct sales force located in offices in New York, London, Paris, Sydney and Tokyo as well as its headquarters in Mountain View, California. The Company also has full-time support personnel in Frankfurt and Toronto. The Company intends to continue to expand its sales and support operations outside North America and to enter additional international markets, which will require significant management attention and financial resources. International operations are generally subject to a number of risks, including costs of customizing products for foreign countries, dependence on local resellers, multiple, conflicting and changing government regulations regarding financial transactions, longer payment cycles, import and export restrictions, tariffs, difficulties in staffing and managing foreign operations, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, the impact of possible recessionary environments in economies outside North America and political and economic instability. The Company's total revenue is also substantially affected by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

      Until 1996, the Company's international sales were generally denominated and collected in U.S. dollars. During the nine months ended September 30, 1996 international sales were denominated in both U.S. dollars and foreign currencies. The Company believes that an increasing portion of the Company's cost of revenues and operating expenses will be incurred in foreign currencies. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, it can be anticipated that to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of the Company's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although the Company from time to time undertakes foreign exchange hedging transactions to cover a portion of its foreign currency transaction exposure, the Company does not attempt to cover all potential foreign currency exposure and therefore, the Company may be subject to variations in operating results as a result of foreign exchange fluctuations.

      In the past, the Company has benefited from increased international demand for its risk management solutions resulting from the imposition of new capital adequacy and regulatory reporting requirements. For example, a significant portion of the Company's 1995 and first quarter 1996 international revenues were attributable to new European customers who began to respond to the requirements of the European Capital Adequacy Directive in late 1994 through implementation of risk management systems. If regulatory requirements remain unchanged or are eased, the demand for risk management solutions will likely be reduced, which would materially adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY EMPLOYEES

      The Company's success depends to a significant extent on the performance of a number of senior management and sales and engineering personnel, including Roger A. Lang, a founder of the Company and its President and Chief Executive Officer. The Company's Vice President of Software Engineering, Keith Hospers, is currently on long-term disability leave from the Company for medical reasons, which leave is expected to continue for the indefinite future. The Company's Vice President of Client Services commenced a one-year educational leave in August 1996. The absence of these two key employees has placed and continues to place a significant additional burden on the other members of the Company's management team and could materially adversely affect the development of the Company's products and the Company's business, financial condition and results of operations. The Company is currently recruiting a Vice President of Products and Technology, who would oversee all product development and engineering activities of the Company and would assume many of Mr. Hospers' prior responsibilities. The Company is experiencing difficulty in recruiting a qualified individual for this position and would expect similar difficulty in replacing its Vice President for Client Services if the current individual in that position chooses not to return to the Company following completion of his one-year educational leave. Further, given the critical role of the Company's limited engineering staff in executing the Company's product strategies, the loss of any additional significant part of its engineering staff would also have a material adverse effect on the Company. The Company generally does not have long-term employment contracts with Mr. Lang, its engineering staff or any other employees. The Company believes that its future success also will depend in part on its ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company has previously experienced substantial difficulty in hiring sales and engineering personnel with expertise in sophisticated financial instruments and may experience similar difficulty as it attempts to hire other qualified staff who have the required experience levels. In particular, the Company has experienced difficulty competing for such personnel with large financial institutions with substantially greater financial resources. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

PROTECTION OF INTELLECTUAL PROPERTY

      The Company's success is heavily dependent upon its proprietary technology. The Company relies primarily on a combination of copyright, trade secret and trademark laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate partners. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology independently. In particular, the Company customarily provides its existing and potential distribution partners with access to its product architecture and other proprietary information underlying the Company's licensed software, including source code. An unauthorized publication or proliferation of the Company's source code could materially adversely affect the Company's business, financial condition and results of operations. Policing unauthorized use of the Company's products is difficult, and the Company is unable to determine the extent to which unauthorized use of its software products exists, In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries in which the Company currently sells products, such as Japan, and countries the Company may target to expand its sales efforts such as Brazil, Hong Kong, Mexico, South Africa and Thailand. Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

RISKS OF PRODUCT DEFECTS; PRODUCT LIABILITY

      As a result of their complexity, software products may contain undetected errors or failures. Despite testing by the Company and use by current and potential customers, when first introduced or as new versions are released, there can be no assurance that errors will not be found in new products after commencement of commercial shipments. The most recent release of Infinity Derivatives, which included new features and functionality, contained a number of errors and defects which the Company is correcting in the normal course of post-release development support. Although the Company has not experienced material adverse effects resulting from any such defects and errors to date, there can be no assurance that defects and errors will not be found in new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance or damage to the Company's reputation, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

      The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure for potential claims based on errors or malfunctions of its products. It is possible, however, that the limitation of liability provisions contained in the

Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of the Company's products entails the risk of such claims. The Company currently does not have insurance against product liability risks, and, if the Company were to elect to obtain such insurance, there can be no assurance that such insurance will be available to the Company on commercially reasonable terms or at all. A product liability claim brought against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

    (a) The following exhibits are filed herewith or incorporated by reference herein.

         Exhibit
         Number          Exhibit Title
         ------          -------------

         11.1            Statement of computation of net income per share
         27.1            Financial data schedule

    (b) The company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INFINITY FINANCIAL TECHNOLOGY, INC.
                                        (Registrant)



Date:  December 9, 1996                 /s/  TERRY H. CARLITZ
                                        -----------------------------------
                                        Terry H. Carlitz
                                        Chief Financial Officer and
                                        Vice President, Finance
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

                                  EXHIBIT INDEX


         Exhibit
         Number          Exhibit Title
         -------         -------------
         11.1            Statement of Computation of Net Income Per Share

         27.1            Financial Data Schedule