Form 10-K405
period 1996-12-31
INFINITY FINANCIAL TECHNOLOGY INC
filed 1997-03-31
CIK 1017657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the Transition Period
        from          to


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

                                 640 CLYDE COURT
                      MOUNTAIN VIEW, CALIFORNIA 94043-2239
          (Address of principal executive offices, including zip code)

                                 (415) 940-6100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was $158,082,717 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of February 28, 1997, there were 18,232,333 outstanding shares of the Registrant's Common Stock, par value $0.001 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Infinity Financial Technology, Inc. tentatively scheduled to be held on May 21, 1997 are incorporated by reference in Part III of this Report on Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

    ITEM 1. BUSINESS .....................................................   3
               Introduction ..............................................   3
               Products and Technology ...................................   4
               Sales, Marketing and Support ..............................   6
               Product Development .......................................   7
               Competition ...............................................   8
               Intellectual Property .....................................   8
               Employees .................................................   9

    ITEM 2. PROPERTIES ...................................................   9

    ITEM 3. LEGAL PROCEEDINGS ............................................   9

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........   9

                                   PART II
    ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS ......................................................   10

    ITEM 6. SELECTED FINANCIAL DATA ......................................   10

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS ........................................   11
               Results of Operations .....................................   11
               Revenues ..................................................   12
               Costs and Expenses ........................................   12
               Other Income, Net .........................................   14
               Provision For Income Taxes ................................   14
               Liquidity and Capital Resources ...........................   14
               Factors That May Affect Future Results of Operations ......   14

    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA ...................   21
              Index to Consolidated Financial Statements .................   21

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE ..........................   36

                                   PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..........   36

    ITEM 11. EXECUTIVE COMPENSATION ......................................   37

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT ..................................................   37

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............   37

                                   PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K ....................................................   37
             Exhibit Index ...............................................   38

SIGNATURES ...............................................................   39

                                     PART I

ITEM  1. BUSINESS

INTRODUCTION

Infinity Financial Technology, Inc. ("Infinity" or the "Company") develops, markets and supports object-oriented, client/server platform and solutions software for financial trading and risk management. Founded in 1989, Infinity currently has more than 45 customers around the world, consisting primarily of large banks and other financial institutions with sophisticated trading operations and risk management needs.

Infinity's primary product is the Infinity Platform, which provides customers with a foundation to rapidly develop, deploy and modify trading and risk management systems in response to the changing requirements of the marketplace. The Infinity Platform allows financial institutions and corporations to build applications to process, store, integrate and analyze their traded instrument portfolios. Infinity also offers Infinity Derivatives, solutions software for derivatives trading, which enables the customer to integrate "front-office" trading activities such as pricing, deal capture and position-keeping with "back-office" operations such as trade confirmations, payments processing and general ledger accounting. Infinity introduced Infinity RiskView, which is designed to facilitate customers' development of risk management systems, and the NT version of Infinity Derivatives, in late 1996. These solutions are built with the Infinity Platform and are designed to work together with the Infinity Platform to automate a range of transaction processing and decision support activities. The Infinity Platform is characterized by an open systems, client/server architecture running on the UNIX and Windows NT operating systems and on leading relational database management systems from Oracle Corporation ("Oracle") and Sybase, Inc. ("Sybase").

The demand for trading and risk management systems has grown significantly over the past several years. Increases in trading volumes and the complexity of financial instruments have led to a fundamental shift in how financial assets are managed: a shift to value management, in which mark-to-market accounting and value at risk methodologies are used to value traded instrument portfolios and quantify their associated risks. At the same time, various regulators worldwide are adopting more stringent reporting requirements. Often, within a single institution, several different computer systems capture and process trading portfolios. These systems frequently are located in multiple trading centers, use different data sets and database technologies and run on a variety of hardware platforms and operating systems. Integrating these data is a difficult technological and operational undertaking. A number of high profile financial crises - Orange County, California, Baring Brothers and Sumitomo Corporation - have highlighted the importance of effective risk management systems, as well as rigorous management and oversight of trading operations. These factors, among others, are presenting significant challenges that need to be met in order to process high volumes of complex financial instruments in a secure environment and to achieve comprehensive, firmwide risk management.

In response to these challenges, financial institutions worldwide are investing financial and other resources in the development and acquisition of trading and risk management technology. The Tower Group, a market research and consulting firm, estimates that worldwide internal and external expenditures on hardware, software and services for risk management systems totaled more than $3.0 billion in 1994 and are expected to grow to $4.3 billion by 2000. Traditionally, financial institutions have licensed off-the-shelf solutions where they exist and have internally developed those systems that are not readily available or that require a unique understanding of the institution's needs. The Company believes that its strategy and products uniquely position it to take advantage of these trends.

The Company's objective is to establish itself worldwide as the leading provider of trading and risk management platform and solutions software. In order to meet this goal, Infinity's strategy is to establish the Infinity Platform as an industry standard, expand the Company's product offerings, target initial sales of new products to sophisticated customers, broaden its customer base geographically and beyond the banking industry, develop and leverage strategic business partners and integrate sophisticated financial engineering with advanced information technology. The Company sells its products through a direct sales force located in offices in New York, London, Paris, Tokyo and Sydney as well as its headquarters in Mountain View, California. The Company also has full-time support personnel in Frankfurt, Santiago and Toronto. Infinity has focused on developing strategic third-party relationships with companies that provide consulting, software development and implementation services. These relationships enable the Company to leverage the technical expertise of its strategic partners, access an additional sales and marketing channel and further enhance its efforts to establish the Infinity Platform as an industry standard.

The Company completed its initial public offering in October 1996 and was reincorporated in the State of Delaware in July 1996 as the successor to a California corporation established in 1989. The Company's headquarters is located at 640 Clyde Court, Mountain View, California 94043-2239, and its telephone number is (415) 940-6100.

PRODUCTS AND TECHNOLOGY

The Company's products currently include the Infinity Platform, comprising the Infinity Data Model and the Infinity Fin++ Class Library, Infinity Derivatives, and Infinity RiskView.

The Infinity Platform

The Infinity Platform is the foundation of the Infinity family of products and enables users to model new financial products, evaluate market and credit risk, ensure regulatory compliance, and integrate legacy systems. The Infinity Platform includes the Infinity Data Model, a relational database schema which models financial information and allows users to build and maintain a financial data warehouse, and the Fin++ Class Library, a set of C++ classes which encapsulate the definitions and behavior of financial instruments. The data warehousing capabilities of the Infinity Data Model along with the reusable financial software components provided in the Fin++ Class Library form a robust infrastructure for developing trading and risk management systems.

Infinity Data Model

The Infinity Data Model is a technology foundation supporting the development of data warehouses for firmwide risk management, as well as front- to back-office trading systems. The product is a relational database schema which includes over 500 tables describing the securities, transactions, trades, cash flows, portfolios and organization structures representing a firm's trading activities. The product supports derivative products such as swaps, futures and options, as well as more traditional traded products such as foreign exchange, money markets, bonds and equities. In addition, it can be extended to incorporate new financial instruments. The Infinity Data Model is used to build data warehouses that can be accessed by multiple users within a financial institution, including trading managers, risk managers and senior managers for a variety of decision-support activities. Working in conjunction with relational database management systems offered by Oracle and Sybase, the Infinity Data Model integrates data from disparate trading systems into a centralized, cross-instrument repository. By consolidating transaction data into a consistent, easily accessible data warehouse, the Infinity Data Model preserves a firm's investment in legacy systems and technologies.

The Infinity Data Model also supports the development of front- to back-office trading systems by capturing the events associated with each trade throughout its life cycle, from initial trade pricing through to general ledger postings. It models and organizes customer information, including settlement instructions and legal agreements, and it allows an institution to create a detailed model of its organizational structure for processing and reporting purposes.

Infinity Fin++ Class Library

The Fin++ Class Library is an object-oriented C++ class library that provides reusable software components for building trading and risk management applications. The Library consists of over 350 classes that provide the basic building blocks of a trading or risk management application that can be easily assembled into a complex application. The library takes advantage of object-oriented design techniques such as encapsulation, inheritance, aggregation and polymorphism to provide an easy-to-use tool for in-house and third-party developers. The Fin++ Class Library works in conjunction with the Infinity Data Model to provide an infrastructure for automating trading operations, from front to back office, and for managing firmwide risk.

The building blocks required for financial applications -- securities, transactions, trades, cash flows, portfolios, and analytics -- are furnished as Fin++ Class Library objects that are combined into applications. The Fin++ Class Library also provides a framework for incorporating new financial instruments and proprietary or third-party analytical models.

The Fin++ Class Library includes a database layer that provides transparent, intelligent, fast access to the Infinity Data Model, as well as distribution classes that provide a simple mechanism for distributing objects across a network through a publish and subscribe protocol. Fin++ CalcEngines, an add-on library to the Fin++ Class Library, enables developers to build applications for real-time pricing and position-keeping in an N-tier client/server architecture.

Infinity Derivatives

Based on the Infinity Platform, Infinity Derivatives provides real-time trading for derivatives and handles the entire life cycle of a trade. Trading desks can quickly implement their front- to back-office functionality without sacrificing the flexibility to add products, models and processes over time. Infinity Derivatives offers many potential benefits to its users, including lower per-trade processing costs, improved ability to respond to market conditions, enhanced client service, better risk management and improved security. Infinity Derivatives includes a suite of front office applications for pricing, hedging, position-keeping, portfolio management, and risk reporting, as well as back office applications for confirmations and advices, payments, rate resets, and accounting. Infinity Derivatives handles a wide range of complex financial products, including swaps, caps, floors and swaptions. It also supports hedging activities using bonds, futures, foreign exchange and money market instruments. While Infinity Derivatives incorporates a wide variety of industry standard pricing models, its open, flexible architecture allows users to incorporate proprietary and third-party analytical models. Infinity Derivatives also provides derivatives risk management capabilities, including hedging at a trade and portfolio level, sensitivity analysis and profit and loss reporting.

In the back-office environment, Infinity Derivatives automates the many steps required for operations and financial control. Once a trade has been booked in the system, Infinity Derivatives automatically generates confirmations, payments and accounting entries, interfacing directly with the customer's general ledger system. Throughout the life of a trade, Infinity Derivatives ensures streamlined and secure trade processing. It provides a single database for all trade information, thereby eliminating redundant data entry and costly reconciliations. It offers a high level of security, with authorizations and permissions based on trading book, currency, financial instrument type and function. It provides an audit trail of transactions and operations, and it enables trade and market data to be secured against unauthorized or accidental changes.

Infinity RiskView

Infinity RiskView is based on the Infinity Platform and focuses on management of firmwide trading risk. Together, Infinity RiskView and the Infinity Platform are designed to provide a robust infrastructure for constructing firmwide market and credit risk management systems associated with trading operations.

Infinity RiskView is designed to significantly reduce the cost and implementation risk associated with data warehousing, which is rapidly emerging as the preferred approach to a firmwide risk management solution. Infinity RiskView is designed to address, in conjunction with the Infinity Platform, the four major challenges of data warehousing: data mapping, data storage, data access, and analysis and reporting. Infinity RiskView includes RiskView Objects, a C++ class library for developing risk management applications, and RiskView Mapper, a graphical application that facilitates transfer and aggregation of data from existing trading and operations systems. Infinity RiskView is designed to provide transaction or portfolio level risk analysis, including mark-to-market, sensitivities, profit and loss reporting and cash flow projections. For firmwide risk analysis, Infinity RiskView is designed to provide analysis and reporting capabilities based on value at risk methodologies and historical simulation. Infinity RiskView also is designed to provide a framework for integrating proprietary and third-party analytics.

Technology

The Infinity Platform, Infinity Derivatives, and Infinity RiskView are client/server software products which operate on the Sun Microsystems, Hewlett-Packard and IBM versions of the UNIX operating system. In addition, the Infinity Platform and Infinity Derivatives operate on the Windows NT operating system. The Infinity Platform uses industry-standard relational database management systems from Oracle and Sybase. Infinity uses the standard TCP/IP protocol for its publish and subscribe and point-to-point communications infrastructure. This infrastructure is utilized in the Company's N-tier client/server architecture. The Company believes that the combination of these open, standards-based technologies with the extensive financial engineering that is at the core of the Infinity product family provides customers with significant advantages relative to both proprietary third-party solutions and comprehensive in-house systems development.

SALES, MARKETING AND SUPPORT

The Company's sales and marketing efforts are directed at large banks and other financial institutions through its worldwide direct sales force, complemented by its network of third-party business partners. The Company provides product support for customers through its field support offices and its headquarters-based Client Services Group.

Direct Sales

Infinity markets and sells its products through a worldwide direct sales force located in New York, London, Paris, Tokyo, Sydney and its Mountain View, California headquarters. The Company's combined sales and support organizations totaled 87 people on December 31, 1996. Typically, the Company generates initial leads through inquiries from prospective customers based on references from existing customers and contacts made through seminars, conferences, trade shows, and an ongoing public relations program. The sales process then generally involves multiple presentations to information technology and business professionals within the prospect institution as well as trial evaluations of the Infinity software. In addition, Infinity derives a substantial number of follow-on sales from existing customers who purchase licenses for additional sites, users and products to augment their Infinity-based system. The Company charges customers an annual maintenance fee based on a percentage of the then current list price or contract value of the product licensed. The Company's sales backlog is not significant, and the Company believes its backlog is not a meaningful indicator of the Company's future performance.

Business Partner Program

Infinity has established the Business Partner Program to obtain additional sales and marketing channels, to further promote the Infinity Platform as an industry standard and to leverage the marketing organizations, geographical locations and technical expertise of its partners. Infinity's Business Partner Program supports three types of partners:

- Licensed Infinity Developer: These developers are authorized to create and market products and/or services using the Infinity Platform. This program has fostered the development of third-party applications which are seamlessly integrated into the Infinity Platform and meet specific market requirements. Alier, Inc. and TrueRisk, Inc. are among the companies developing and marketing applications based on the Infinity Platform for real-time risk monitoring, Monte Carlo simulation, limits management, and data mapping. Infinity has recently begun to market third-party applications directly to new and existing customers.

- Licensed Infinity Solution Provider: These companies are authorized to offer a range of services to Infinity clients, including consulting, planning, installation, implementation support, training, project management, systems integration, or custom software development. As licensed Infinity Platform users, these companies may develop and deploy tools, utilities, and applications used in providing these services to Infinity clients. Licensed Infinity Solution Providers include large global organizations such as IBM Corporation ("IBM") and Price Waterhouse LLP. Occasionally, a Licensed Infinity Solution Provider will act as a system integrator, licensing and then distributing Infinity products to specified customers while providing integration services to the customer.

- Infinity Certified Engineering Partners ("ICEs"): ICEs provide custom application development and knowledge transfer on the Infinity Platform to Infinity's customers. Atechsys, Logica Informatik AG and Sharp Decisions, Inc. are among the ICE partners available for short- or long-term consulting engagements. Infinity provides certification, education and matching services for ICEs for a nominal annual fee. By building this third-party engineering capability, Infinity has been able to maintain its product focus while still meeting customer needs for specialized development and customization services.

International Sales

International revenues outside of North America accounted for 63%, 53%, and 25% of total revenues for the years ended December 31, 1996, 1995, and 1994, respectively. The Company has sales personnel located in four financial centers outside of North America including London, Paris, Tokyo and Sydney.

Support Services

Support services, covering technical support, implementation and installation, are a key element of the Company's product offerings. Infinity customers can access a global field support staff of professionals located in New York, London, Tokyo, Paris, Frankfurt, Santiago, Sydney and Toronto. In addition, Infinity maintains a Client Services Group at its headquarters in Mountain View, California. The Client Services Group is responsible for supporting the needs of customers and of the global field support staff and is a gathering point of valuable customer feedback for the Infinity marketing and product development teams. The group includes professionals devoted to training, telephone support, technical publications, production and distribution.

PRODUCT DEVELOPMENT

The market for the Company's products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to continue to enhance its current product line and to develop and introduce new products that address technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, the failure of the Company to enhance its products to (i) timely adapt to the rapidly developing computer hardware and software technology upon which its products are based, (ii) incorporate new functionality reflecting rapidly evolving types of derivative securities and other financial instruments and risk management methodologies and (iii) incorporate new functionality to facilitate customers' compliance with changing regulatory reporting requirements could cause customers to delay their purchase of the Company's products, or decide not to purchase such products. In September 1995, the Company introduced its back-office modules for Infinity Derivatives, which have been implemented on a limited basis by Infinity customers. The Company has also recently released Infinity RiskView, designed to extend the Infinity Platform for certain risk management functions, and a Windows NT version of its Infinity Derivatives product. No assurance can be given that Infinity RiskView or the Windows NT version of Infinity Derivatives will be accepted in the marketplace. The Company has in the past experienced delays in the introduction of product enhancements and new products, including a delay in introducing the back-office modules for Infinity Derivatives. There can be no assurance that the Company will not experience such delays in the future, or be successful in developing and marketing, on a timely and cost-effective basis, product enhancements or new products, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

Infinity believes strong product development capabilities are essential to its strategy of building a platform that can become an industry standard, to maintaining the competitiveness of its current product suite, and to adding new features and functionality to the Infinity Platform and other products. The Company's product development team comprises professionals with expertise in software development and professionals with expertise in derivatives or other financial instruments or risk management methodologies. From its founding, the Company has believed this assembly of diverse technical and financial expertise contributes to the highly integrated functionality of its software products and thereby provides the Company with a significant competitive advantage. To this end, the Company continues to direct a significant portion of its revenues to research and development. The percentage of the Company's total revenues attributable to research and development expenses were 22%, 25% and 27%, in fiscal years 1996, 1995 and 1994, respectively. The decreases from fiscal 1994 were due primarily to growth in the Company's total revenues. The Company expects to incur higher research and development costs in the future, although these expenses are expected to remain relatively constant as a percentage of total revenues. There can be no assurance, however, that total revenues will grow at the same rate as the anticipated research and development expenses.

The Company's current product development efforts are directed toward maintaining and enhancing Infinity Derivatives, extending the Infinity Platform and Infinity RiskView, as well as the development of other products covering additional asset classes. Infinity has already delivered versions of the Infinity Platform and Infinity Derivatives which operate on Windows NT. The Windows NT operating system is increasingly popular with financial institutions, and the Company believes providing a version of its product for this environment is strategically important.

COMPETITION

The market for transaction processing and risk management systems for financial institutions is intensely competitive. It is characterized by rapidly changing technological requirements as new instruments and new strategies are developed and implemented, and a high degree of technological progress, as new software and hardware technologies are applied to the challenge of trading and risk management. The rapid pace of innovation and change in the market Infinity serves necessitates an ongoing research and development effort to enhance the features and functionality of the Infinity Platform and Infinity products.

Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than the Company. The Company's competitors are diverse and offer a variety of solutions directed at the financial trading and risk management information system marketplace. These competitors include companies offering and developing financial trading or risk management software products that compete with products offered by the Company. Certain of such competitors provide point-solutions for particular elements of the financial trading marketplace, including, for example, the front-office derivative trading market, which constitutes a significant portion of the Company's business. Some point-solutions may provide greater off-the-shelf functionality than the Company's customizable integrated system. To the extent customers elect to pursue such point-solutions targeted at the front-office derivatives market or other elements of the financial trading marketplace, as opposed to the Company's integrated solutions, the Company's business, financial condition and results of operations may be materially adversely affected. In addition, potential customers may select a competitor's product where they believe it is easier to integrate such product with a product previously purchased from such competitor or where they prefer the user interface of such product.

The Company may also face competition from other business application software vendors who may broaden their product offering by internally developing or acquiring financial trading and risk management software products. Certain of the Company's competitors have been acquired by, or formed alliances with, larger entities which may enable them to more quickly expand the reach of their existing product line into new geographic markets where the Company has significant market presence, as well as introduce new products into markets where the Company currently competes. In addition to competition from such third-party companies, the Company frequently faces substantial sales resistance from the internal development groups of potential customers that have developed or may develop systems that may substitute for those offered by the Company. In particular, the Company has experienced significant difficulties in persuading potential customers to purchase its products where their internal development groups have already progressed significantly toward completion of systems which the Company's products would augment or replace and where the underlying technologies, such as the programming language, utilized by such groups differ fundamentally from the Company's. The Company believes that the principal competitive factors in the market for its products are the adaptability of the products to new financial instruments, the ability of products to be integrated into customers existing and emerging operations on a firmwide basis, cost, time to implementation, robustness and support services. Based on these factors, the Company believes its products compete favorably, although there can be no assurance that the Company can maintain its competitive position against current and potential competitors. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technological change and competitors' innovations. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

The Company's success is heavily dependent upon its proprietary technology. The Company relies primarily on a combination of copyright, trade secret and trademark laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate partners. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology independently. In particular, the Company customarily provides its existing and potential distribution partners with access to its product architecture and other proprietary information underlying the Company's licensed software, including source code. An unauthorized publication or proliferation of the Company's source code could materially adversely affect the Company's business, financial condition and results of operations. Policing unauthorized use of the Company's products is difficult, and the Company is unable to determine the extent to which unauthorized use of its software products exists. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries including countries in which the Company currently sells its products, such as Japan, and countries the Company may target to expand its sales efforts such as Brazil, Hong Kong, Mexico, South Africa, and Thailand. Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

EMPLOYEES

At December 31, 1996, Infinity had 170 employees of whom 56 were primarily engaged in research and development, 93 in sales, support and marketing, and 21 in finance and administration. None of the Company's employees is represented by a collective bargaining agreement and the Company has never experienced any work stoppage. The Company considers its relations with its employees to be good. The Company also employs a number of temporary and contract employees, and at December 31, 1996, the Company employed 6 temporary and contract employees.

The Company generally does not have long-term employment contracts with Mr. Roger Lang, Mr. Michael Laven, its engineering staff or any other employees. The Company believes that its future success will depend in part on its ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company has previously experienced substantial difficulty in hiring sales and engineering personnel with expertise in sophisticated financial instruments and may experience similar difficulty as it attempts to hire other qualified staff who have the required experience. In particular, the Company has experienced difficulty competing for such personnel with large financial institutions with substantially greater financial resources. Given the critical role of the Company's engineering staff in executing the Company's product strategies, the loss of any significant part of its engineering staff would have a material adverse effect on the Company. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM  2. PROPERTIES

The Company's primary offices are located in approximately 40,000 square feet of space in Mountain View, California under a lease expiring in February 2001. The Company also leases three sales and support offices in New York, London and Tokyo totaling approximately 12,000 square feet. These three leases expire at various dates ranging from November 1997 to March 2004. Additionally, the Company has leased office suites in Sydney, Toronto and Paris with such leases expiring on various dates in 1997. The aggregate monthly rental expense for leased property in the United States is approximately $79,000 and internationally is $31,000. The Company expects to be able to renew or replace such leases at the end of their terms on a commercially reasonable basis.

The Company expects that it may require additional headquarter space as well as additional sales and support locations during fiscal 1997. The Company believes suitable space will be available as needed on commercially reasonable terms.

ITEM  3. LEGAL PROCEEDINGS

The Company is a party in various legal actions arising out of the normal course of business, none of which is expected to have a material effect on the Company's business, financial condition and results of operations.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: INFN. As of March 24, 1997, there were approximately 127 stockholders of record and approximately 700 beneficial stockholders. Subsequent to Infinity's initial public offering on October 25, 1996, the high and low closing prices for Infinity's Common Stock in fiscal 1996 as reported by The Nasdaq Stock Market was $19.50 and $15.75, respectively.

The Company has not paid cash dividends on its Common Stock to date and does not plan to pay cash dividends to its stockholders in the foreseeable future.

The Company believes factors such as quarter-to-quarter variances in financial results, the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors and general market conditions specific to particular industries could cause the market price of the Company's Common Stock to fluctuate substantially. In particular, the stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations which have often been unrelated to the operating performance of such companies. Such fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM  6. SELECTED FINANCIAL DATA

                                                                     Year Ended December 31,
(In thousands, except per share data)                    1996      1995        1994      1993       1992
-----------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:

Total revenues                                         $41,548    $24,738    $12,595    $ 5,783    $  2,597

Income from operations                                   8,499      5,676      2,124        980          43

Net income attributable to common stockholders           5,405      2,173(1)   1,641        717          46


Net income per share:

   Primary                                             $  0.28     $ 0.12(1) $  0.10    $  0.06    $   0.00

   Fully diluted                                       $  0.28     $ 0.12(1) $  0.09    $  0.05    $   0.00


Shares used in per share calculations:

   Primary                                              19,208     18,312     16,354     13,008      15,649

   Fully diluted                                        19,243     18,382     17,866     14,516      15,649



BALANCE SHEET DATA:

Cash and cash equivalents                              $36,952    $ 3,517    $ 3,235    $   800    $    751

Working capital                                         37,652      4,272      2,010        199          30

Total assets                                            60,304     12,848      8,885      3,027       1,719

Long-term portion of capital lease obligations             553        303        107          6          17

Total stockholders' equity (deficit)                   $40,425    $ 5,766    $ 3,114    $   600    $   (144)

--------

(1) Reflects the redemption of the Series B Preferred Stock of $1,276,000. Net income and net income per share before redemption was $3,449,000 and $0.19, respectively.

                                                                     Quarterly Summary (unaudited)
                                            ------------------------------------------------------------------------------------
                                            Dec. 31,   Sep. 30,   Jun. 30,   Mar. 31,   Dec. 31,   Sep. 30,   Jun. 30,  Mar. 31,
(In thousands, except per share data)         1996       1996       1996       1996       1995       1995       1995      1995
--------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:

Total revenues                              $12,984    $10,617    $ 9,743    $ 8,204    $ 6,959    $ 6,487    $ 6,153    $ 5,139
Income from operations                        2,425      2,013      1,994      2,067      1,462      1,274      1,797      1,143
Net income (loss) attributable to
    common stockholders                       1,628      1,294      1,251      1,232       (376)(1)    760      1,094        695

Net income per share (loss) attributable
   to common stockholders                   $  0.08    $  0.07    $  0.07    $  0.06     $(0.02)(1) $  0.04    $  0.06    $  0.04

Shares used in per share calculations        20,409     18,763     18,799     18,863     16,774      18,727     18,398     17,308


(1) Reflects the redemption of the Series B Preferred Stock of $1,276,000. Net income and net income per share before redemption was $900,000 and $0.05, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating performance each quarter is subject to various risks and uncertainties as discussed herein and in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 25, 1996. This report contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934 and it should be read in conjunction with the section entitled "Factors That May Affect Future Operating Results" discussed below.

RESULTS OF OPERATIONS

The following table sets forth certain items from Infinity's consolidated statements of income as a percentage of total revenues for the periods indicated:

                                                                              Year ended December 31,
                                                                          --------------------------------
                                                                          1996          1995          1994
                                                                          ----          ----          ----
Revenues:
   License revenues ..................................................     78%           77%           72%

   Service revenues ..................................................     22            23            28
                                                                          ---           ---           ---

         Total revenues ..............................................    100           100           100

Costs and expenses:
   Cost of revenues ..................................................     13            12            21

   Sales and marketing ...............................................     37            31            26

   Research and development ..........................................     22            25            27

   General and administrative ........................................      8             9             9
                                                                          ---           ---           ---

         Total costs and expenses ....................................     80            77            83
                                                                          ---           ---           ---

Income from operations ...............................................     20            23            17

Other income, net ....................................................      1            --            --
                                                                          ---           ---           ---

Income before provision for income taxes .............................     21            23            17

Provision for income taxes ...........................................      8             9             4
                                                                          ---           ---           ---

         Net income ..................................................     13%          14%           13%
                                                                          ===           ===           ===

REVENUES

Infinity's revenues are derived from two sources, license revenues and service revenues, including software maintenance and support, training, consulting, and co-development contracts. The Company's total revenues increased $16.8 million, or 68%, to $41.5 million in fiscal 1996, compared with an increase of $12.1 million, or 96%, to $24.7 in fiscal 1995. The increases are attributable to growth in new customer revenues as well as continued growth in license revenues from existing accounts. In 1996, the Company more than doubled its active account base, adding 26 new customers throughout the year. Growth in license revenues from existing customers was also strong. Growth from both new and existing customer licenses contributed to the increased maintenance revenues in 1996 and 1995. Increased demand for implementation consulting services and training also contributed to the increase in service revenue in 1996. Throughout 1996, the Company substantially increased its direct sales force, which factor also contributed to the increase in revenue for the year.

International revenues, which are defined by the Company as sales outside North America, accounted for 63%, 53% and 25% of total revenues for the years ended December 31, 1996, 1995 and 1994, respectively. The increases in international revenues are primarily attributable to an increase in the Company's international sales and marketing efforts. In fiscal years 1995 and 1996, the majority of international revenues were earned in Europe and Japan. In 1996, the Company's international revenues were derived largely from sales of the Infinity Platform, the roll-out of Infinity applications by several global financial institutions and sales of Infinity RiskView. A significant portion of the Company's 1995 international revenues were attributable to new European customers who began to respond to the requirements of the European Capital Adequacy Directive in late 1994 through implementation of risk management systems built using the Infinity Platform. The Company currently maintains international sales offices in London, Paris, Sydney and Tokyo, and intends to continue to expand its international operations. The Company expects that international sales will continue to represent a substantial majority of its total revenues for the foreseeable future.

The Company believes significant ongoing investment in several aspects of the business will continue to be critical to its success. Consistent with the trend in the year ended December 31, 1996, the Company plans to continue expanding its sales and marketing infrastructure domestically and internationally, devote substantial resources to research and development, and build the Company's customer support and service organization. As a result of these factors, the Company plans to continue to direct a significant percentage of its revenues towards operating expenses necessary to keep the Company competitive and responsive to its customers' needs.

License Revenues. The Company's license revenues increased $13.4 million, or 70%, to $32.4 million in fiscal 1996, compared with an increase of $10.0 million, or 111%, to $19.0 million in fiscal 1995. The percentage of the Company's total revenues attributable to license revenues increased to 78% in fiscal 1996, from 77% and 72%, in the comparable periods of 1995 and 1994, respectively. During 1996, the Company added 26 new accounts, bringing to 48 the number of financial institutions globally licensing Infinity's software products. Continued strong demand from existing customers and the introduction of new products in fiscal 1996 has fueled the revenue gains in that period.

Service Revenues. The Company's service revenues increased $3.4 million, or 60%, to $9.1 million in fiscal 1996, compared with an increase of $2.1 million, or 60%, to $5.7 million in fiscal 1995. These increases are due primarily to increased maintenance and support fees generated from higher license revenues. The percentage of the Company's total revenues attributable to service revenues decreased to 22% in fiscal 1996, from 23% and 28%, in the comparable periods of 1995 and 1994, respectively. The percentage decreases are due primarily to lower consulting fees earned during 1996 as compared to 1995, and lower maintenance and support fees earned as a percentage of license revenues in 1996 and 1995. Maintenance and support fees have declined slightly as a percentage of license revenues, primarily attributable to more favorable terms offered on a small number of high value contracts. Additionally, licensees of source code to specific Company products may elect not to receive upgrades, enhancements or support for those designated products, thus lowering the effective rate of maintenance charged on licensed products.

COSTS AND EXPENSES

Cost of Revenues. Cost of revenues consists primarily of personnel-related costs, including facility and other overhead allocations incurred in providing on-site and telephone support, consulting services and training to customers. The Company's cost of revenues increased $2.4 million, or 83%, to $5.3 million in fiscal 1996, compared with an increase of $0.3 million, or 10%, to $2.9 million in fiscal 1995. The percentage increase in fiscal 1996 was due primarily to increased costs associated with an increase in the number of customer support personnel and related overhead costs necessary to support a larger installed customer base. The percentage of the Company's total revenues attributable to cost of revenues increased to 13% in fiscal 1996 from 12% in the comparable period of 1995, down from 21% in the comparable period of 1994. The decreases as a percentage of total revenues relate to the completion of relatively low margin co-development contracts in 1994, as well as high margin license revenues comprising a larger portion of total revenues in each subsequent period.

The Company intends to commit substantial financial resources to expand its support operations, both domestically and internationally. In addition, the Company expects to increase its spending for consulting staff and infrastructure in anticipation of growing demand for implementation consulting services from its customer base. From time to time, the Company subcontracts with outside service providers to complete consulting services contracted for by its customers at rates which may yield lower overall margins, both in absolute dollars and as a percentage of consulting revenues, than had the Company been staffed to provide the services with internal personnel. The Company expects to continue to contract for outside service personnel to allow for flexibility in meeting anticipated fluctuations in demand for consulting services from its customers. As a result of these factors, the Company expects its cost of revenues to increase in the future, both in absolute dollars and possibly as a percentage of total revenues.

Sales and Marketing. The Company's sales and marketing expenses increased $7.4 million, or 97%, to $15.1 million in fiscal 1996, compared with an increase of $4.4 million, or 133%, to $7.7 million in fiscal 1995. The percentage of the Company's total revenues attributable to sales and marketing expenses increased to 37% in fiscal 1996, from 31% and 26%, in the comparable periods of 1995 and 1994, respectively. These increases were principally the result of additional sales and marketing personnel, facilities expansion, higher sales commissions and bonuses associated with increased total revenues and increased marketing activities domestically and internationally. In 1996, the Company hired additional sales management, including the addition of a Vice President of Worldwide Field Operations, and strengthened its worldwide direct sales force with the addition of 10 new sales personnel. The Company experienced higher sales commissions and bonuses as a percentage of revenues in 1996 mainly as a result of commission and bonus accelerators earned by sales personnel overachieving their annual quota. The Company expects to continue to build its direct sales force as it expands to new geographic markets and targets new market segments for its products. The Company anticipates the need to continually hire sales professionals in advance of revenue in order to accommodate a typical six-month learning curve to sales productivity. As a result of these factors, the Company expects to incur higher sales and marketing expenses in the future in both absolute dollars and likely as a percentage of total revenues as the Company expands its sales and marketing staff.

Research and Development. The Company's research and development expenses increased $3.0 million, or 50%, to $9.1 million in fiscal 1996, compared with an increase of $2.8 million, or 83%, to $6.1 million in fiscal 1995. These increases were principally the result of hiring additional engineering personnel and associated expenses. The percentage of the Company's total revenues attributable to research and development expenses decreased to 22% in fiscal 1996, from 25% and 27%, in the comparable periods of 1995 and 1994, respectively. The decreases from fiscal 1994 were due primarily to growth in the Company's total revenues. The Company expects to incur higher research and development costs in the future, although these expenses are expected to remain relatively constant as a percentage of total revenues. There can be no assurance, however, that total revenues will grow at the same rate as the anticipated research and development expenses.

General and Administrative. The Company's general and administrative expenses increased $1.1 million, or 47%, to $3.5 million in fiscal 1996, compared with an increase of $1.2 million, or 100%, to $2.4 million in fiscal 1995. These increases were primarily due to increased staffing and professional fees necessary to manage and support the Company's growth and to provide the infrastructure required for a public company. The percentage of the Company's total revenues attributable to general and administrative expenses decreased to 8% in fiscal 1996, from 9% in both 1995 and 1994 fiscal years. General and administrative expenses decreased as a percentage of total revenues due primarily to growth in the Company's total revenues. The Company expects to incur higher absolute dollar general and administrative expenses in the future, although these expenses are expected to remain relatively constant as a percentage of total revenues. There can be no assurance, however, that total revenues will grow at the same rate as the anticipated general and administrative expenses.

OTHER INCOME, NET

In fiscal 1996, other income, net was $218,000 as compared to $31,000 and $15,000, in the comparable periods of 1995 and 1994, respectively. The changes during the periods represent the varying levels of the Company's invested cash balances from time to time and other factors including interest expense on capital lease lines and losses on disposal of property and equipment. The large increase in fiscal 1996 is due primarily to interest earned on the invested proceeds from the Company's initial public offering in October 1996.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes increased to $3.3 million in fiscal 1996 from $2.3 million and $498,000, in the comparable periods of 1995 and 1994, respectively. The Company's effective tax rate in 1996 was 38% versus an approximate 40% effective tax rate in 1995. The decrease in the effective tax rate is primarily attributable to the benefits derived from the establishment of a foreign sales corporation and the reinstatement of the research and development tax credit in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has, to date, funded its operations primarily with cash generated from operations and through sales of equity securities. Cash generated from operating activities was $6.3 million, $2.0 million, and $2.9 million, during the fiscal years ended December 31, 1996, 1995, and 1994, respectively. The primary sources of cash from operating activities in fiscal 1996 consisted of net income, increases in deferred revenue, accrued compensation, and other accrued liabilities and long-term liabilities, offset by increases in receivables and decreases in notes payable to former stockholder. The primary sources of cash from operating activities in fiscal 1995 consisted of net income and an increase in payable to former stockholder offset by an increase in receivables and a decrease in deferred revenue. The primary sources of cash from operating activities in fiscal 1994 consisted of net income and an increase in deferred revenue offset by an increase in receivables.

The Company's investing activities used $1.5 million, $650,000, and $569,000 of cash in fiscal years ended December 31, 1996, 1995, and 1994, respectively. These amounts represent the Company's investment in property and equipment necessary to support the growth of the Company's operations both domestically and internationally. Capital additions to support increased headcount and the movement to larger offices at the Company's Mountain View, California headquarters contributed to the increase in fiscal 1996.

Approximately $28.8 million of cash was provided by financing activities in fiscal 1996, compared with $1.0 million used in fiscal 1995, and $154,000 provided in fiscal 1994. The increase in fiscal 1996 is due to the generation of $28.9 million of net proceeds from the issuance of common stock in the Company's initial public offering.

As of December 31, 1996, the Company's principal sources of liquidity consisted of $37.0 million in cash and cash equivalents. The Company believes that the liquidity provided by existing cash and cash equivalents will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months based on current plans and trends.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

The statements contained in this Form 10-K which are not purely historical are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's beliefs, expectations, hopes, plans or intentions regarding the future. Forward looking statements in this document include statements under the heading "Product Development" regarding research and development costs and statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's plans or intentions to continue to expand its sales and marketing infrastructure domestically and internationally, to devote substantial resources to research and development, to build or expand its customer support and services organization, to expand international operations, and statements under such heading regarding Infinity's expectations regarding the composition of revenues, cost of revenues, expansion of sales and marketing infrastructure, continued building of its customer support and service organization, use of revenues, research and development costs, general and administrative expenses, liquidity and anticipated cash needs and availability, among others. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Infinity assumes no obligation to update any forward looking statement or statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. The following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual operating results and could cause the Company's actual consolidated operating results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Significant Potential Fluctuations in Operating Results

Although the Company has experienced increased revenues and has been profitable in each of its last six fiscal years, the Company does not believe prior growth rates are sustainable or indicative of future operating results, and there can be no assurance that the Company will be able to sustain revenue growth or maintain profitability in the future. In addition, the Company intends to commit substantial financial resources to expanding its business, including its sales and support operations and product development infrastructure. As a result, the Company does not expect to sustain the current level of operating margins in future periods.

Individual licenses of the Company's products typically account for large dollar amounts relative to quarterly revenues, so the timing of one license can cause substantial shifts of revenue and profit between accounting periods. Because of the large dollar commitment and the mission critical function that the Company's products address, approval at senior levels within customer organizations is frequently required for a purchase of the Company's products. The Company's quarterly revenues are dependent upon a small number of new individual product sales, and any downturn in a potential customer's business, or any loss or delay of individual orders for any other reason, would have a significant impact on the Company's revenues and profitability on a quarterly and annual basis. During 1996, the average contract size for new customers decreased as compared with prior periods, while the aggregate number of contracts with new customers increased. The Company has also experienced increased demand from customers for certain features and functionality not offered in production versions of its products, resulting in deferral of significant revenues until completion or acceptance of certain customized portions of software required by any individual license transaction as well as increased costs to deliver the required services. The Company historically has operated with little backlog because its products are generally shipped as orders are received. As a result, license revenues in any quarter depend on the volume and timing of, and the Company's ability to fill, orders received in that quarter. In addition, a relatively high percentage of the Company's expenses is fixed in the short term because the Company's expense levels are based, in part, on its expectations as to future revenues. As a result, if revenues fall below expectations, operating margins will be adversely affected. In addition, historically the Company has experienced significant renewal rates of maintenance contracts; however, many customers have licensed the source code of the Company's products and certain customers have chosen to terminate the maintenance contracts with the Company due to their ability to maintain the Company's products. Furthermore, the Company's service revenues have been dependent upon a relatively small number of new and existing customers in each quarter. Based on these and other factors, there can be no assurance that previous renewal rates and prices charged by the Company for maintenance, and corresponding revenues, will continue in the future. See "Lengthy Sales Cycle."

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

Due to the foregoing and other factors, the Company believes its quarterly and annual revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. Because of the above factors, it is possible the Company's operating results will be below the expectations of stock market analysts and investors in some future quarter, which would have a severe adverse effect on the price of the Company's Common Stock.

Dependence on Evolving Market for Financial Trading and Risk Management Software; No Assurance of Market Acceptance

To date, the Company has derived substantially all of its revenue from the sale of software products for financial trading and risk management. The Company expects revenues from such sales will account for substantially all of its revenues for the foreseeable future. The market for financial trading and risk management software is rapidly evolving, and the Company's operating results and opportunity for growth in the future are highly dependent on acceptance of its products in and the continued growth of this market. As is the case in new and evolving industries, demand and market acceptance for recently introduced products are subject to a high level of uncertainty and risk. A decline or slow-down in growth in the market for, or market acceptance of, such products as a result of increased competition, technological or regulatory change, a banking and financial services industry downturn or other factors would have a material adverse effect on the Company's business, financial condition and results of operations. In particular, because the Company's customer base has historically been limited to larger commercial banks and financial institutions, the Company would be particularly vulnerable to a downturn in the banking and financial services industries.

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

The Company is attempting to develop the Infinity Platform as an industry standard for financial trading and risk management. No assurance can be given that this attempt to establish an industry standard will be successful, even if a significant market for third-party financial trading and risk management software continues to develop. If the Company is unsuccessful in establishing the Infinity Platform as an industry standard, widespread acceptance of its products and its ability to market additional application programs for financial trading and risk management will be adversely affected, and, as a consequence, the Company's future growth, business, financial condition and results of operations will be materially adversely affected.

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

Rapid Technological Change and Dependence on New Products

The market for the Company's products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to continue to enhance its current product line and to develop and introduce new products which address technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, the failure of the Company to develop new products or enhance existing products to (i) timely adapt to the rapidly developing computer hardware and software technology upon which its products are based, (ii) incorporate new functionality reflecting rapidly evolving types of derivative securities and other financial instruments and risk management methodologies and
(iii) incorporate new functionality to facilitate customers' compliance with changing applicable governmental regulations could cause customers to delay their purchase of the Company's products, or to decide not to purchase such products. In September 1995, the Company introduced its back-office modules for Infinity Derivatives, which have been implemented on a limited basis to date by Infinity's customers. In late 1996, the Company began shipping first production versions of Infinity RiskView and the Windows NT version of Infinity Derivatives, both of which are in the early stages of implementation at a small number of customer sites. The Company has in the past experienced delays in the introduction of product enhancements and new products, including a delay in introducing the back-office modules for Infinity Derivatives. There can be no assurance that the Company will not experience such delays in the future, or be successful in developing and marketing, on a timely and cost-effective basis, product enhancements or new products, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risks of Product Defects; Product Liability."

Small Direct Sales Force and Reliance on IBM Corporation and Other Strategic Relationships

The Company has a small direct sales force, which consisted of 19 persons at December 31, 1996. Historically, most of the Company's sales have been derived through its direct sales force, and the Company's business strategy depends on significantly expanding this sales force. The Company has previously experienced substantial difficulty in hiring sales personnel with expertise in sophisticated financial instruments and is likely to experience similar difficulty as it attempts to hire other qualified staff who have the required experience. There can be no assurance that the Company will be able to recruit, train and retain additional qualified sales personnel with the requisite experience and knowledge, particularly those with experience in both finance and software development. The failure to successfully expand the Company's sale force would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has established strategic relationships with a number of organizations that are complementary to its direct sales force and which it believes are important to its worldwide sales, marketing and support activities and the implementation of its products. The Company believes that its relationships with such organizations provide an additional sales and marketing channel and further promote the Infinity Platform to become an industry standard. Due in part to the current small size of its direct sales force, the Company believes such relationships are particularly important to its sales efforts and efforts to establish an industry standard. In particular, the Company has developed a non-exclusive strategic relationship with IBM. IBM acts as a solution provider and occasionally as a system integrator/distributor, and markets the Company's products on a worldwide basis as part of IBM information management solutions, although IBM is under no contractual obligation to market the Company's products. During the year ended December 31, 1996, revenues facilitated by IBM accounted for 13% of license revenues and 10% of total revenues. Any deterioration of the Company's relationship with IBM could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also has relationships with key third-party developers, including Axime Integration de Systemes and Diagram S.A., and service providers, including Price Waterhouse LLP. Third-party developers constitute a key component of Infinity's strategy in developing products and applications for the Infinity Platform for specific markets Infinity does not currently address. From time to time, key third party developers may elect to discontinue their development of products and applications for the Infinity Platform, posing a risk to Infinity's strategy.

In addition, Infinity has established the Infinity Certified Engineering program which qualifies various software development firms to work as consultants with Infinity customers in implementing and customizing the Infinity Platform and other products. The failure by the Company to maintain its existing relationships, or to establish new relationships in the future, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's customers and potential customers frequently rely on these third-party service providers to extend and deploy, and manage the implementation of Infinity's products. If the Company is unable to adequately train a sufficient number of service providers or, if for any reason such service providers do not have or choose not to devote the resources necessary to facilitate implementation of the Company's products or if such service providers adopt a product or technology other than Infinity's, the Company's business, financial condition and results of operations could be materially adversely affected.

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

Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than the Company. The Company's competitors are diverse and offer a variety of solutions directed at the financial trading and risk management information system marketplace. These competitors include companies offering and developing financial trading or risk management software products that compete with products offered by the Company. Certain of such competitors provide point solutions for particular elements of the financial trading marketplace, including, for example, the front-office derivative trading market, which constitutes a significant portion of the Company's business. Certain of such point-solutions may provide greater off-the-shelf functionality than the Company's customizable integrated system. To the extent customers elect to pursue such point solutions targeted at the front-office derivatives market or other elements of the financial trading marketplace, as opposed to the Company's integrated solutions, the Company's business, financial condition and results of operations may be materially adversely affected. In addition, potential customers may select a competitor's product where they believe it is easier to integrate with a product previously purchased or where they prefer the user interface of the product. The Company may also face competition from other business application software vendors who may broaden their product offering by internally developing or acquiring financial trading and risk management software products. Certain of the Company's competitors have been acquired by, or formed alliances with, larger entities which may enable them to more quickly expand the reach of their existing product line into new geographic markets where the Company has significant market presence, as well as introduce new products into markets where the Company currently competes. In addition to competition from such third-party companies, the Company frequently faces substantial sales resistance from the internal development groups of potential customers that have developed or may develop systems that may substitute for those offered by the Company. In particular, the Company has experienced significant difficulties in persuading potential customers to purchase its products where their internal development groups have already progressed significantly toward completion of systems which the Company's products would augment or replace and where the underlying technologies, such as the programming language, utilized by such groups differ fundamentally from the Company's.

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

Risks Associated with International Sales

For the years ended December 31, 1996, 1995 and 1994, the Company derived 63%, 53% and 25% of its total revenues, respectively, from sales outside North America and anticipates that a majority of its revenues for the foreseeable future will be derived from sources outside North America. The Company sells its products through a direct sales force located in offices in New York, London, Paris, Sydney and Tokyo as well as its headquarters in Mountain View, California. The Company also has full-time support personnel in Frankfurt, Santiago and Toronto. The Company intends to continue to expand its sales and support operations outside North America and to enter additional international markets, which will require significant management attention and financial resources. International operations are generally subject to a number of risks, including costs of customizing products for foreign countries, dependence on local resellers, multiple, conflicting and changing government regulations regarding financial transactions, longer payment cycles, import and export restrictions, tariffs, difficulties in staffing and managing foreign operations, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, the impact of possible recessionary environments in economies outside North America and political and economic instability. The Company's total revenue is also substantially affected by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

Until 1996, the Company's international sales were generally denominated and collected in U.S. dollars. During the year ended December 31, 1996 international sales were denominated in both U.S. dollars and foreign currencies. The Company believes that an increasing portion of the Company's cost of revenues and operating expenses will be incurred in foreign currencies. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, it can be anticipated that to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of the Company's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although the Company from time to time undertakes foreign exchange hedging transactions to cover a portion of its foreign currency transaction exposure, the Company does not attempt to cover all potential foreign currency exposure and therefore, the Company may be subject to variations in operating results as a result of foreign exchange fluctuations.

In the past, the Company has benefited from increased international demand for its risk management solutions resulting from the imposition of new capital adequacy and regulatory reporting requirements. For example, a significant portion of the Company's 1995 and first quarter 1996 international revenues were attributable to new European customers who began to respond to the requirements of the European Capital Adequacy Directive in late 1994 through implementation of risk management systems built using the Infinity Platform. If regulatory requirements remain unchanged or are eased, the demand for risk management solutions will likely be reduced, which would materially adversely affect the Company's business, financial condition and results of operations.

Dependence on Key Employees

The Company's success depends to a significant extent on the performance of a number of senior management and sales and engineering personnel, including Roger
A. Lang, a founder of the Company and its Chief Executive Officer, and Michael
A. Laven, its President and Chief Operating Officer. The Company is currently recruiting a Vice President of Products and Technology and has experienced substantial difficulty in filling this position. The Vice President of Products and Technology would oversee all product development and engineering activities of the Company, including the development and adoption of programs and practices to improve product quality and manage product life cycle, remote development and reintegration of customer-developed software code. The absence of a qualified person to fill the Vice President of Products and Technology is currently adversely affecting the Company's product development efforts. The Company's Vice President of Client Services commenced a one-year educational leave in August 1996. The Vice President of Client Services oversees all customer service and support activities of the Company. The Company would expect difficulty in replacing its Vice President of Client Services if the current individual in that position chooses not to return to the Company following completion of his one-year educational leave. These vacancies, in particular the lack of a Vice President of Products and Technology, continue to place a significant burden on the other members of the Company's management team and could materially adversely affect the Company's business, financial condition and results of operations. Further, given the critical role of the Company's limited engineering staff in executing the Company's product strategies, the loss of any additional significant part of its engineering staff would also have a material adverse effect on the Company. The Company generally does not have long-term employment contracts with Mr. Lang, Mr. Laven, its engineering staff or any other employees. The Company believes that its future success also will depend in part on its ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company has previously experienced difficulty in hiring sales and engineering personnel with expertise in sophisticated financial instruments and may experience similar difficulty as it attempts to hire other qualified staff who have the required experience levels. In particular, the Company has experienced difficulty competing for such personnel with large financial institutions with substantially greater financial resources. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

Protection of Intellectual Property

The Company's success is heavily dependent upon its proprietary technology. The Company relies primarily on a combination of copyright, trade secret and trademark laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate partners. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology independently. In particular, the Company customarily provides its existing and potential distribution partners with access to its product architecture and other proprietary information underlying the Company's licensed software, including source code. An unauthorized publication or proliferation of the Company's source code could materially adversely affect the Company's business, financial condition and results of operations. Policing unauthorized use of the Company's products is difficult, and the Company is unable to determine the extent to which unauthorized use of its software products exists. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries in which the Company currently sells products, such as Japan, and countries the Company may target to expand its sales efforts such as Brazil, Hong Kong, Mexico, South Africa and Thailand. Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

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

The Company recently entered into distribution and marketing agreements with a limited number of third-party partners to distribute or market certain products developed by these third-parties to the Company's customers. While the Company seeks to ensure that the third-party will be responsible for any claims against the Company arising from their products, there may be increased exposure to claims of copyright, trade secret and other intellectual property infringement than with the Company's internally developed products because the development of these third-party products have not been within the Company's control. Third-party partners may not have the financial resources to adequately indemnify the Company for any claims arising from use of its products, regardless of contractual obligations to do so. The Company may be obligated to its customers to support and maintain a third-party product in the event the third-party fails to perform its obligations or ceases to do business. To the extent failure on the part of third-party partners would entail a substantial redirection of scarce internal development and support resources within the Company, such failure could have a material adverse effect on the Company's business condition and results of operation.

Any claim brought against the Company arising from the failure of third-party products could have a material adverse effect on the Company's business, financial condition and results of operations.


The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure for potential claims based on errors or malfunctions of its or third-party products. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of the Company's products entails the risk of such claims. The Company currently does not have insurance against product liability risks, and, if the Company were to elect to obtain such insurance, there can be no assurance that such insurance will be available to the Company on commercially reasonable terms or at all. A product liability claim brought against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    Index to Consolidated Financial Statements

             Financial Statements:

                   Consolidated Balance Sheets............................ 22
                   Consolidated Statements of Income ..................... 23
                   Consolidated Statement of Stockholders' Equity ........ 24
                   Consolidated Statements of Cash Flows ................. 25
                   Notes to Consolidated Financial Statements ............ 26
                   Report of Ernst & Young LLP, Independent Auditors ..... 35

             Financial Statement Schedule:

                      Schedule II - Valuation and Qualifying Accounts ... S-1

    Schedules not listed have been omitted because the information required to be set forth therein is not applicable.

                       INFINITY FINANCIAL TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                     ASSETS
                                                                                              December 31,
                                                                                        1996                1995
                                                                                      --------             -------
Current assets:

   Cash and cash equivalents ..............................................            $36,952             $ 3,517

   Receivables, less allowance for doubtful accounts of $250 and
     $195 at December 31, 1996 and December 31, 1995, respectively ........             18,802               6,686

   Deferred tax asset .....................................................                887                 569

   Prepaid expenses and other current assets ..............................                337                 212
                                                                                       -------             -------
     Total current assets .................................................             56,978              10,984

Property and equipment, net ...............................................              2,896               1,449

Other assets ..............................................................                430                 415
                                                                                       -------             -------
     Total assets .........................................................            $60,304             $12,848
                                                                                       =======             =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .......................................................            $ 1,739             $   218

   Accrued compensation ...................................................              3,959               1,533


   Payable to former stockholder ..........................................                 --               1,277

   Other accrued liabilities ..............................................              2,861                 665

   Deferred revenue .......................................................             10,399               2,806

   Current portion of capital lease obligations ...........................                368                 213
                                                                                       -------             -------
     Total current liabilities ............................................             19,326               6,712

Long-term portion of capital lease obligations ............................                553                 303

Other long-term liabilities ...............................................                 --                  67

Commitments:

Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized; None outstanding at December 31, 1996 and 3,083,334 outstanding at
      December 31, 1995 ...................................................                 --               1,053

   Common stock, $0.001 par value; 50,000,000 shares authorized;
      18,157,936 and 12,486,200 shares issued and outstanding as of
      December 31, 1996 and 1995, respectively ............................             32,207               1,570

   Deferred stock compensation ............................................               (508)                 --

   Notes receivable from stockholders .....................................               (826)             (1,025)

   Cumulative translation adjustment ......................................                (21)                 --

   Retained earnings ......................................................              9,573               4,168
                                                                                       -------             -------
     Total stockholders' equity ...........................................             40,425               5,766
                                                                                       -------             -------
     Total liabilities and stockholders' equity ...........................            $60,304             $12,848
                                                                                       =======             =======



          See accompanying notes to consolidated financial statements.

                       INFINITY FINANCIAL TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                                  Year Ended December 31,
                                                                     ----------------------------------------------
                                                                      1996                1995               1994
                                                                     -------            -------             -------

Revenues:
   License revenues .......................................          $32,417            $19,033             $ 9,021

   Service revenues .......................................            9,131              5,705               3,574
                                                                     -------            -------             -------
     Total revenues .......................................           41,548             24,738              12,595

Costs and expenses:
   Cost of revenues .......................................            5,321              2,915               2,660

   Sales and marketing ....................................           15,128              7,693               3,296

   Research and development ...............................            9,137              6,098               3,340

   General and administrative .............................            3,463              2,356               1,175
                                                                     -------            -------             -------
     Total costs and expenses .............................           33,049             19,062              10,471
                                                                     -------            -------             -------
Income from operations ....................................            8,499              5,676               2,124

Other income, net .........................................              218                 31                  15
                                                                     -------            -------             -------
Income before provision for income taxes ..................            8,717              5,707               2,139

Provision for income taxes ................................            3,312              2,258                 498
                                                                     -------            -------             -------
Net income ................................................            5,405              3,449               1,641

Series B preferred stock redemption .......................               --             (1,276)                 --
                                                                     -------            -------             -------
Net income attributable to common stockholders ............          $ 5,405            $ 2,173             $ 1,641
                                                                     =======            =======             =======
Net income per share attributable to common stockholders:
     Primary ..............................................          $  0.28            $  0.12             $  0.10
                                                                     =======            =======             =======
     Fully diluted ........................................          $  0.28            $  0.12             $  0.09
                                                                     =======            =======             =======
Shares used in per share calculations:
     Primary ..............................................           19,208             18,312              16,354
                                                                     =======            =======             =======
     Fully diluted ........................................           19,243             18,382              17,866
                                                                     =======            =======             =======



          See accompanying notes to consolidated financial statements.

                       INFINITY FINANCIAL TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                  Notes
                                          Convertible             Deferred     Receivable     Cumulative                 Total
                                           Preferred    Common      Stock         From       Translation   Retained   Stockholders'
                                            Stock        Stock   Compensation  Stockholders   Adjustment   Earnings      Equity
                                          -----------------------------------------------------------------------------------------
Balances at December 31, 1993               $  201     $    76     $  --        $   (31)        $ --        $  354       $ 600

   Issuance of 679,164 shares of common
     stock under option plans                               32                                                              32

   Repurchase of 290,000 shares of
     common stock                                          (12)                                                            (12)

   Issuance of 2,083,334 shares of
    Series C preferred stock, net of
     issuance costs of $904                    853                                                                        853

   Net income                                                                                                1,641       1,641
                                          -------------------------------------------------------------------------------------
Balances at December 31, 1994                1,054          96        --            (31)          --         1,995       3,114

   Issuance of 2,494,558 shares of
     common stock under option plans                     1,028                     (803)                                   225

   Issuance of 240,000 shares of  common
     stock                                                 360                     (200)                                   160

   Compensation recorded for accelerated
     vesting of options                                     86                                                              86

   Repurchase of 1,400,000 shares of
    Series B preferred stock                    (1)                                                         (1,276)     (1,277)

   Repayment of stockholder note                                                      9                                      9

   Net income                                                                                                3,449       3,449
                                          -------------------------------------------------------------------------------------
Balances at December 31, 1995                1,053       1,570        --         (1,025)          --         4,168       5,766

   Issuance of 578,878 shares of common
    stock under option plans                               229                      (60)                                   169

   Issuance of 9,524 of common stock
     pursuant to purchase agreement                        100                                                             100

   Issuance of 2,000,000 shares of
     common stock in initial public
     offering,  net of issuance costs
     of $3,370                                          28,630                                                          28,630

  Conversion of preferred stock into
     common stock                           (1,053)      1,053                                                              --

   Deferred stock compensation                             625      (625)                                                   --

   Amortization of deferred stock
     compensation                                                    117                                                   117

   Repayment of stockholder notes                                                   259                                    259

   Cumulative translation adjustment                                                             (21)                      (21)

   Net income                                                                                                5,405       5,405
                                          -------------------------------------------------------------------------------------
Balances at December 31, 1996             $     --     $32,207     $(508)         $(826)        $(21)       $9,573    $ 40,425
                                          =====================================================================================


          See accompanying notes to consolidated financial statements.

                       INFINITY FINANCIAL TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                        Year Ended December 31,
                                                                               ---------------------------------------
                                                                                 1996            1995           1994
                                                                               --------        --------        -------
Cash flows from operating activities:

   Net income ..........................................................       $  5,405        $ 3,449        $ 1,641


   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

     Depreciation, amortization and other ..............................          1,106            847            417

   Changes in assets and liabilities:

     Receivables .......................................................        (12,116)        (2,599)        (2,809)

     Deferred tax asset ................................................           (318)          (397)            (1)

     Prepaid expenses and other current assets .........................           (140)          (332)          (189)

     Accounts payable ..................................................          1,521            118            (16)

     Accrued compensation ..............................................          2,426            627            634

     Payable to former stockholder .....................................         (1,277)         1,277             --

     Other accrued liabilities and long-term liabilities ...............          2,108           (114)           595

     Deferred revenue ..................................................          7,593           (897)         2,578
                                                                               --------        -------        -------

       Net cash provided by (used in) operating activities .............          6,308          1,979          2,850
                                                                               --------        -------        -------

Cash flows used in investing activities:

   Capital expenditures ................................................         (1,736)          (650)          (569)

Cash flows provided by (used in) financing activities:

   Payments of notes payable ...........................................             --             --           (635)

   Payments of notes receivable from stockholders ......................            259              9             --

   Principal payments of capital lease obligations .....................           (295)          (164)           (84)

   Proceeds from issuance of common stock ..............................         28,899            385             32

   Repurchase of preferred stock .......................................             --         (1,277)           (12)

   Net proceeds from issuance of preferred stock .......................             --             --            853
                                                                               --------        -------        -------

       Net cash provided by (used in) financing activities .............         28,863         (1,047)           154
                                                                               --------        -------        -------

Net increase (decrease)  in cash and cash equivalents ..................         33,435            282          2,435

Cash and cash equivalents at beginning of period .......................          3,517          3,235            800
                                                                               --------        -------        -------

Cash and cash equivalents at end of period .............................       $ 36,952        $ 3,517        $ 3,235
                                                                               ========        =======        =======

SUPPLEMENTAL INFORMATION:

   Cash paid during the period:

     Income taxes paid .................................................       $  2,825        $ 2,793        $   223
                                                                               ========        =======        =======

     Interest paid .....................................................       $     69        $    79        $    48
                                                                               ========        =======        =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Equipment acquired under capital lease ..............................       $    700        $   464        $   272
                                                                               ========        =======        =======

   Issuance of common stock in exchange for notes receivable ...........       $     60        $ 1,003        $    --
                                                                               ========        =======        =======

   Conversion of preferred stock to common stock .......................       $  1,053        $    --        $    --
                                                                               ========        =======        =======



          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Infinity Financial Technology, Inc. ("Infinity" or the "Company") develops, markets and supports object-oriented, client/server software solutions for financial trading and risk management. The Company provides a comprehensive range of customer support services, including maintenance, training, and consulting. Infinity's principal markets for its products and services are primarily in North America, Western Europe and Asia/Pacific. The Company was incorporated in California in 1989 and was reincorporated in Delaware in 1996.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to current year presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation

In 1996, the Company established subsidiaries in the United Kingdom and Japan. The functional currency of the United Kingdom subsidiary is the U.S. dollar and the functional currency of the Japan subsidiary is the local currency. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in net income for those operations whose functional currency is the U.S. dollar and as a separate component of stockholders' equity for those operations whose functional currency is the local currency. Assets and liabilities denominated in foreign currencies are translated using exchange rates at the end of the period, and revenues and costs are translated using average exchange rates for the period.

In order to reduce the effect of foreign currency fluctuations on its results of operations, the Company hedges its exposure on certain intercompany and customer receivables which are denominated in foreign currencies through the use of forward exchange contracts. The forward exchange contracts do not subject Infinity to significant market risk from exchange rate movements because the contracts offset foreign currency balances and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. Realized and unrealized gains and losses on forward exchange contracts and the underlying transactions being hedged are included in interest and other income, net. There were no forward exchange contracts outstanding as of December 31, 1996 and 1995.

Concentration of Credit Risk and Significant Customers

The Company's total revenues consist primarily of license and service revenues from financial institutions in the United States, Canada, Japan, Australia, Germany, France and the United Kingdom. The Company sells primarily to large institutions, and therefore does not obtain collateral against its outstanding receivables. Infinity maintains reserves for potential credit losses and historically such losses have been immaterial. During 1996, two customers accounted for 11% and 10% of total revenues. During 1995, one customer accounted for 14% of total revenues, and during 1994, three customers accounted for 18%, 15% and 10% of total revenues.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains deposits with various banks and invests its excess cash in money market funds which bear minimal risk. Cash equivalents consist of money market instruments at December 31, 1996 and 1995.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over estimated useful lives, generally three to five years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the asset. Assets under capital lease obligations are amortized over the shorter of the term of the lease or their useful lives on a straight-line basis, and such amortization is included with depreciation.

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 ("SOP 91-1"), "Software Revenue Recognition." License revenues less deferrals for warranty are recognized upon shipment only if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. License warranty revenues are recognized ratably over the warranty period, generally 30 to 90 days. When the Company receives payment on licenses prior to shipment and fulfillment of significant vendor obligations, such payments are recorded as deferred revenue. Service revenues consist primarily of maintenance and support, training, consulting and co-development projects. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the maintenance term, which is typically 12 months. Service revenues from customer training and consulting services are recognized as the service is performed. License and service revenues from agreements with multiple elements containing significant vendor obligations as well as service revenues from co-development contracts are recognized upon achievement of contractual milestones or on a percentage-of-completion basis.

Cost of Revenues

Cost of revenues, which primarily relate to costs of service revenues, include materials, sub-license royalties, a portion of development costs associated with joint product development agreements, a portion of technical support costs, and sub-contractor costs associated with purchased services. Costs of license revenues were immaterial for all periods presented.

Research and Development

Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standard No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant.

Net Income Per Share

Net income per share is computed using the weighted average number of common shares outstanding and common equivalent shares arising from the assumed exercise of stock options using the treasury stock method and the conversion of Series A and Series C convertible preferred stock on the as-converted method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the period commencing 12 months prior to the initial filing of the initial public offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods presented prior to the initial public offering (using the treasury stock method). Fully diluted net income per share is computed using the weighted average common and common equivalent shares outstanding plus other dilutive shares outstanding which are not common equivalent shares. Other dilutive shares which are not common equivalent shares include Series B convertible preferred stock during the period such shares were outstanding.

In November 1995, the Company redeemed the Series B preferred stock for $1,277,000. The redemption decreased the income applicable to common stockholders in the calculation of net income per share in 1995. In October 1996, all outstanding Series A and Series C preferred stock was converted to common stock and adjusted for a two-for-one stock split effective upon the Company's initial public offering.

Stock-Based Compensation

The Company grants stock options to purchase a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option and employee stock purchase plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the provisions of the opinion, the Company has generally not recognized compensation expense in connection with such plans. In accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company has disclosed the estimated fair value of stock options in Note 6.

Other Fair Value Disclosures

At December 31, 1996 and 1995, the carrying value of notes receivable from stockholders approximates their fair value. The fair values of notes receivable from stockholders are estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

3.  PROPERTY AND EQUIPMENT

Property and equipment as of December 31 are as follows (in thousands):


                                                 1996          1995
                                                ---------------------
Furniture and office equipment                  $ 1,570        $  699
Computer equipment                                2,980         1,672
                                                ---------------------
                                                  4,550         2,371
Accumulated depreciation and amortization        (1,654)         (922)
                                                ---------------------
Property and equipment, net                     $ 2,896        $1,449
                                                =====================

4.  LEASE OBLIGATIONS AND OTHER COMMITMENTS

Assets acquired under non-cancelable capital leases consist of computer and office equipment with an aggregate cost basis of approximately $1,260,000 and $749,000 at December 31, 1996 and 1995, respectively, and accumulated amortization of approximately $364,000 and $257,000 at December 31, 1996 and 1995, respectively. Amortization expense of assets acquired under non-cancelable capital leases is included in depreciation expense of the Company's owned assets.

The Company leases office space under operating leases which expire beginning in March 1997 through March 2004. Under one lease, the Company has a two-year renewal option. The Company also rents certain property and equipment under operating leases. Rent expense for all operating leases for the years ended December 31, 1996, 1995 and 1994 was approximately $1,729,000, $1,207,000 and
$705,000, respectively, and is calculated on a straight-line basis.

Minimum future lease payments under all operating and capital lease obligations as of December 31, 1996 are as follows (in thousands):

                                                   Operating Lease        Capital Lease
                                                     Obligations           Obligations
                                                   ------------------------------------
Year ending December 31,
   1997                                               $1,429                   $  466
   1998                                                1,082                      373
   1999                                                1,049                      238
   2000                                                1,070                       --
   2001 and thereafter                                   437                       --
                                                      -------------------------------
Total minimum lease payments                          $5,067                    1,077
                                                      ======
Less amount representing interest                                                (156)
                                                                               ------
Present value of net minimum lease payments                                       921
Less current portion                                                             (368)
                                                                               ------
Long-term portion                                                              $  553
                                                                               ======


5.  STOCKHOLDERS' EQUITY

Preferred Stock

Conversion of all outstanding preferred stock into common stock occurred at the Company's initial public offering of the Company's common stock in October 1996.

On January 31, 1994, the Company completed an offering of Series C preferred stock for gross proceeds of $1,757,000. As a condition to the stock purchase, the investors required the Company to terminate certain continuing covenants including certain cash payments due upon subsequent rounds of financing imposed on the Company in the 1992 settlement and buy-out of a former common stockholder. As a result, the Company paid $876,000 to the former common stockholder as consideration for his agreement to terminate these contractual covenants and restrictions and for his approval of the Series C preferred stock financing. These costs have been accounted for as issuance costs associated with the sale of the Series C preferred stock.

In November 1995, the Company exercised its right to repurchase all of the outstanding Series B preferred shares for $1,277,000. The excess of the repurchase cost over the stated value of the shares at the time of issuance to the stockholder has been recorded as a reduction of retained earnings in the statement of stockholders' equity.

Common Stock

The Company issues shares of common stock which are subject to the Company's right to repurchase at the original issuance price upon the occurrence of certain events as defined in the agreements. This right expires ratably over 48 months. At December 31, 1996 and 1995, 513,091 and 824,792 shares were subject to repurchase, respectively.

In 1995, the Company issued 200,000 shares under a stock purchase agreement. In connection with this agreement, the Company received a secured promissory note for $200,000. The note bears interest at 6.04% and is due and payable in March 1997.

At December 31, 1996 and 1995, the total number of shares of common stock reserved for future issuance under all option plans and conversion of Series A and C convertible preferred stock was 4,487,726 and 7,135,776, respectively. In addition, at December 31, 1996, a total of 300,000 shares of common stock are reserved for future issuance under the 1996 Employee Stock Purchase Plan.

Stock Options

The Company's 1989 Stock Option Plan (the "1989 Plan") authorizes the board of directors to grant incentive stock options or non-qualified stock options for up to 2,695,644 common shares to employees, consultants, officers and directors of the Company. The 1989 Plan is administered by the board of directors with the terms and conditions of options being generally left to the discretion of the board of directors.

Under the 1989 Plan, options may be granted at a price not less than fair value at the date of grant as determined by the board of directors or committee thereof, except for options granted to a person owning greater than 10% of the total combined voting power of all classes of stock of the Company, for which the exercise price of the options must not be less than 110% of the fair value at the time of grant as determined by the board of directors or committee thereof. Options generally become exercisable over a period of four years with 1/4 of the options vesting on the first anniversary of the option grant, and the remainder vesting ratably over the following 36 months. Options are exercisable for a term of five years after the date of grant.

The Company's 1993 Stock Incentive Plan (the "1993 Plan") authorizes the board of directors to grant incentive stock options or non-qualified stock options for up to 6,104,356 common shares to employees, consultants, officers and directors of the Company. The terms of the 1993 Plan are generally similar to the 1989 Plan, except that options are exercisable for a term of ten years after the date of grant.

In July 1996, the Company's board of directors adopted the 1996 Stock Incentive Plan (the "1996 Plan") which authorizes the board of directors to grant incentive stock options or non-qualified stock options for up to 800,000 common shares to employees, consultants, officers and directors of the Company. In addition, the board of directors also approved an increase of 250,000 in the number of shares authorized for issuance under the 1993 Plan. The terms of the 1996 Plan are generally the same as the 1993 Plan.

In the event of termination of employment or consulting services, the employee or consultant shall have the right to exercise any unexercised vested options within 30 or 90 days of the date of termination.

Under all three plans, employees may exercise options in exchange for a secured promissory note. In 1996, the Company issued a note for $60,000 bearing interest at 6.58% and due and payable beginning in June 1997 through June 2000. In 1995, the Company issued two notes for $750,000 and $52,500 bearing interest at 6.04% and 5.88%, respectively, which are due and payable beginning in September 1996 through September 2000. As of December 31, 1996, $236,250 of principal had been repaid on these notes.

The Company has recorded deferred compensation expense of $625,000 to reflect the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted in 1995 and 1996. This amount is being amortized over a 48-month period consistent with the vesting period of the individual options. Compensation expense recognized in the year ended December 31, 1996 totaled $117,000.

In July 1996, the Company's board of directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") which authorizes the issuance of 300,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, shares may be purchased at 85% of the lessor of the fair market value of the common stock on the grant or purchase date. Employees can choose to have up to 10% of their annual earnings (including base earnings, bonuses and commissions) withheld to purchase the Company's common stock, subject to a maximum of 500 shares during any six-month purchase period. Approximately 80% percent of eligible employees are participating in the plan which began on October 25, 1996. No shares were purchased under the Purchase Plan in 1996.

6. STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" (APB No. 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of options valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31:

                                                  1996        1995
                                                  ----        ----
             Risk-free interest rate %            6.00        6.21
             Dividend yield %                        0           0
             Volatility of market price %(1)        51           0
             Expected option life, years          2.77        2.70

     (1) Since the Company was not public during 1995, the minimum-value method was used for 1995 whereby volatility is assumed to be 0%. Options granted in 1996 during the period in which the Company was not public were also valued using the minimum value method. There was only one grant in 1996 that was issued subsequent to the Company's initial public offering, and that grant was valued using the indicated volatility assumption.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had the compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the year ended December 31 (in thousands, except earnings per share data):

                                                      1996    1995
                                                      ----    ----
             Net income:
                      As reported                   $5,405   $2,173
                      Pro forma                      5,218    2,135
             Primary earnings per share:
                      As reported                   $ 0.28   $ 0.12
                      Pro forma                       0.27     0.12
             Fully diluted earnings per share:
                      As reported                   $ 0.28   $ 0.12
                      Pro forma                       0.27     0.12

Because SFAS No. 123 is applicable only to options granted subsequent to 1994, its proforma effect will not be fully reflected until 2000.

A summary of the Company's stock option activity, and related information for the year ended December 31 follows:


                                                1996                         1995                        1994
                                     ------------------------------------------------------------------------------------
                                                      Weighted                   Weighted                    Weighted
                                        Options        Average      Options       Average       Options      Average
                                        (000's)    Exercise Price   (000's)    Exercise Price   (000's)    Exercise Price
                                     ------------------------------------------------------------------------------------
Outstanding - beginning of year          2,941         $0.49         3,831         $0.11        3,126         $0.06
Granted                                  1,591          5.56         2,021          1.07        1,832          0.16
Exercised                                 (579)         0.39        (2,495)         0.42         (679)         0.05
Canceled                                  (335)         1.33          (416)         0.22         (448)         0.07
                                     -----------------------------------------------------------------------------------
Outstanding - end of year                3,618         $2.66         2,941         $0.49        3,831         $0.11
                                     ===================================================================================

Exercisable at end of year               1,156         $0.71           741         $0.15        1,219         $0.07

Weighted average fair value of
options granted during the year         $ 0.91                      $ 0.16                       N/A


The following table summarizes information about options outstanding at December 31, 1996:

                                        Options Outstanding                       Options Exercisable
                           --------------------------------------------------------------------------------
                                             Weighted
                                              Average
                               Number        Remaining        Weighted          Number          Weighted
            Range of        Outstanding     Contractual       Average         Exercisable        Average
        Exercise Prices       (000's)          Life        Exercise Price       (000's)      Exercise Price
        ---------------------------------------------------------------------------------------------------
        $ 0.04 to  0.15         889            5.5             $0.10             611               $0.09
          0.18 to  1.50       1,159            7.4              0.78             404                0.64
          2.00 to  3.50         731            8.9              3.38             136                3.29
          4.00 to  6.00         474            9.3              4.51               0                0.00
         10.50 to 18.75         365            9.2             10.98               5               10.50
        ------------------------------------------------------------------------------------------------
        $ 0.04 to 18.75       3,618            7.7             $2.66           1,156               $0.71
        ================================================================================================


7. INCOME TAXES

The provision for income taxes consist of the following (in thousands):


                                                       Year ended December 31,
                                         1996                   1995                  1994
                                       ---------------------------------------------------
            Current:
               Federal                 $2,712                 $1,786                  $112
               State                      488                    515                    72
               Foreign                    430                    354                   330
                                       ---------------------------------------------------
                                        3,630                  2,655                   514
            Deferred (prepaid):
               Federal                   (282)                  (328)                  (31)
               State                      (36)                   (69)                   15
                                       ---------------------------------------------------
                                       $3,312                 $2,258                  $498
                                       ===================================================

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The source and tax effects of the differences are as follows (in thousands):

                                         Year ended December 31,
                                     1996          1995         1994
                                    ---------------------------------
         Expected tax at 34%        $2,964        $1,940        $ 727

         State income tax,
           net of federal benefit      329           294           57
         Research and development
           credit                      (81)          (47)         (58)
         Reduction in valuation
           allowance                    --            --         (225)
         FSC benefit                   (88)         (106)          --
         Other                         188           177           (3)
                                    ---------------------------------
                                    $3,312        $2,258        $ 498
                                    =================================

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows (in thousands):

                                            Year ended December 31,
                                                1996       1995
                                                ---------------
                 Reserves and accruals          $827       $324
                 Other - net                      60        245
                                                ---------------
                 Total deferred tax asset       $887       $569
                                                ===============

Management has concluded that a valuation allowance is not required based on its assessment that current and future levels of taxable income will be sufficient to realize the tax benefit.

8. FOREIGN OPERATIONS

The Company markets and sells its products and services in a single industry segment. Net sales, operating income and identifiable assets consist of the following (in thousands):

                                         Year ended December 31,
                                    1996          1995            1994
                                   -----------------------------------
       Net Sales:
          United States -
            domestic              $10,038        $8,748         $ 6,489
          United States -
            export                 27,247         5,990           6,106
          Japan                     4,263            --              --
                                  -------------------------------------
              Total net sales     $41,548        $4,738         $12,595
                                  =====================================

       Operating Income:
          United States           $ 8,260        $5,676         $ 2,124
          Japan                       239            --              --
                                  -------------------------------------
              Total operating
                income            $ 8,499        $5,676         $ 2,124
                                  =====================================

       Identifiable Assets:
          United States           $59,149        $2,848         $ 8,885
          Japan                     1,155            --              --
                                  -------------------------------------
              Total identifiable
                assets            $60,304        $2,848         $ 8,885
                                  =====================================

In 1996, the Company established subsidiaries in the United Kingdom and Japan. There were no significant foreign operations during fiscal 1996 other than Japan. During the fiscal years ended December 31, 1995 and 1994, the Company had no significant foreign operations.

Operating profit is total revenues less total operating expenses. In computing operating profit, none of the following items have been added or deleted: interest expense, interest income, foreign currency translation gain or loss, or income taxes. Identifiable assets are those assets of the Company which are identified with the operations of the corresponding geographic area.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Infinity Financial Technology, Inc.

We have audited the accompanying consolidated balance sheets of Infinity Financial Technology, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Financial Technology, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Palo Alto, California                             /s/ ERNST & YOUNG LLP
January 21, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors of the Company required by this Item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on May 21, 1997, under the heading "Election of Directors."

The following table sets forth the executive officers of the Company and their respective ages as of March 1, 1997:

       NAME             AGE                        POSITION
Roger A. Lang            37          Chief Executive Officer
Michael A. Laven         48          President and Chief Operating Officer
Till M. Guldimann        47          Executive Vice President
Terry H. Carlitz         45          Chief Financial Officer and Vice President, Finance
Tejbir S. Sidhu          31          Vice President, Client Services
Ron Lang                 45          Vice President, Marketing

Mr. Roger A. Lang has been Chief Executive Officer and a Director of the Company since he co-founded the Company in June 1989. From May 1996 to February 1997,he served as President of the Company. Prior to founding the Company, Mr. Lang was Vice President, Global Client Services at C*ATS Software Inc., a provider of software products for the financial services industry, from September 1986 until June 1989. Mr. Lang holds a B.A. and an M.A. from Stanford University.

Mr. Laven was named President and Chief Operating Officer in March 1997, having previously served as Vice President, Worldwide Field Operations. Prior to joining the Company in May 1996, he was employed by Scopus Technology, Inc., a customer information management software company, where he served as Vice President, International since June 1995. From April 1994 to May 1995, he was Chief Executive Officer of CoroNet Systems, a network management company. From May 1990 to March 1994, Mr. Laven held various positions at Ask Computer, a relational database management systems and applications company, most recently serving as Executive Vice President, Worldwide Operations. Mr. Laven holds a B.A. from Wesleyan College, an M.A. from the School of International Training and an M.Ed. from Harvard University.

Mr. Guldimann has been Executive Vice President and a Director of the Company since he joined the Company in September 1995. From June 1974 to June 1995, Mr. Guldimann was employed by J.P. Morgan, where he served as Head of Global Research from March 1990 to June 1995 and as Chairman of J.P. Morgan's Market Risk Committee from February 1991 to October 1992. Mr. Guldimann holds an M.S. from the Swiss Federal Institute of Technology and an M.B.A. from Harvard University.

Ms. Carlitz has been Chief Financial Officer and Vice President, Finance since she joined the Company in February 1995. From September 1987 to February 1995, she was employed by Apple Computer, Inc. where she held the positions of Director, Strategic Investments and Business Development, Director and European Controller and Director, Corporate Planning and Analysis. Ms. Carlitz holds a B.S. from San Jose State University and an M.B.A. from Stanford University.

Mr. Sidhu co-founded the Company in June 1989 and is currently Vice President, Client Services. Prior to founding Infinity, Mr. Sidhu was with Everex Systems, a manufacturer of PC based workstations and peripherals from July 1988 until May 1989. Mr. Sidhu commenced a one year educational leave in August 1996.
Mr. Sidhu holds a B.A. from the University of Pennsylvania.

Mr. Ron Lang has been Vice President, Marketing since he joined the Company in February 1997. From February 1996 to January 1997, Mr. Lang was employed by Matisse Software, Inc., a multimedia database company, where he held the position of Vice President of Marketing and Chief Operating Officer. From August 1993 to January 1996, Mr. Lang was President and co-founder of Catalyst Solutions, a software engineering consulting firm. From March 1992 to July 1993, Mr. Lang was Director of Marketing at Rational Software, Inc., a software engineering products company. Mr. Lang holds a B.S. from the University of California at Berkeley.

All officers serve at the discretion of the Board of Directors of the Company. There are no family relationships between executive officers or directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding directors of the Company required by this Item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on May 21, 1997, under the heading "Executive Compensation and Other Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding directors of the Company required by this Item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on May 21, 1997, under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding directors of the Company required by this Item is incorporated by reference to the Proxy Statement for the Company's Annual Meeting of Stockholders, tentatively scheduled to be held on May 21, 1997, under the heading "Certain Transactions."


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. Financial Statement Schedules. The following financial statement schedule is filed as part of this Report on Form 10-K on Page S-1.

                  2. Exhibits. The exhibits listed by the accompanying index to exhibits are filed or incorporated by reference as part of this Report on Form 10-K:

                                 EXHIBIT INDEX

Exhibit
Number                               Exhibit Title

 3.1* Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.

 3.2* Registrant's Amended and Restated Bylaws, as currently in effect.

 3.3*             Registrant's Agreement and Plan of Reorganization.

 4.1              Reference is made to Exhibits 3.1 and 3.2.

10.1*             Investors' Rights Agreement, dated January 1994.

10.2* Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.

10.3*# Employment Agreement between the Registrant and Mr. Guldimann dated as of September 1, 1995.

10.4*# Employment Agreement between the Registrant and Mr. Hospers dated as of October 24, 1995.

10.5*# Letter Agreement between the Registrant and Mr. Laven dated as of May 1996.

10.8*# Form of Promissory Notes entered into between the Registrant and each of Ms. Carlitz, Mr. Guldimann, Mr. Paul and Mr. Sandhu.

10.11* Lease Agreement between the Registrant and the Arrillaga Family Trust and the Richard T. Peery Separate Property Trust, dated November 8, 1995.

10.13*# Registrant's 1989 Stock Option Plan, including forms of agreements thereunder.

10.14*# Registrant's 1993 Stock Incentive Plan, including forms of agreements thereunder.

10.15*# Registrant's 1996 Stock Incentive Plan, including forms of agreements thereunder.

10.16*# Registrant's 1996 Employee Stock Purchase Plan, including forms of agreements thereunder.

10.17* Series C Preferred Stock Purchase Agreement between the Company and the investors listed therein dated as of January 31, 1994.

11.1              Statement regarding calculation of net income per share.

21.1*             Registrant's Significant Subsidiaries.

23.1              Consent of Ernst & Young LLP, Independent Auditors.

24.1              Powers of Attorney. Reference is made to Page 39.

27.1              Financial Data Schedule.
--------
   * Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1
      (Commission File No. 333-8647) which became effective October 24, 1996.

   # Management contracts, or Company compensatory plans or arrangements.

(b)               No reports on Form 8-K were filed during fiscal 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California on the 28th day of March, 1997.




                                        INFINITY FINANCIAL TECHNOLOGY, INC.


                                        /s/ TERRY H. CARLITZ
                                        ------------------------------------
                                        Terry H. Carlitz
                                        Chief Financial Officer and
                                        Vice President, Finance

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roger A. Lang and Terry H. Carlitz, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated.

              SIGNATURE                                      TITLE                                      DATE
              ---------                                      -----                                      ----
/s/ ROGER A. LANG                            Chief Executive Officer and                          March 28, 1997
------------------------------------         Director (Principal Executive Officer)
(Roger A. Lang)


/s/ TERRY H. CARLITZ                         Chief Financial Officer and Vice President,          March 28, 1997
------------------------------------         Finance (Principal Financial and Accounting
(Terry H. Carlitz)                           Officer)



/s/ CHARLES H. MARSTON                       Director                                             March 28, 1997
------------------------------------
(Charles H. Marston)


/s/ TILL M. GULDIMANN                        Director                                             March 28, 1997
------------------------------------
(Till M. Guldimann)


/s/ JOHN C. LEWIS                            Director                                             March 28, 1997
------------------------------------
(John C. Lewis)


/s/ DOUGLAS M. LEONE                         Director                                             March 28, 1997
------------------------------------
(Douglas M. Leone)


/s/ JAMES A. DORRIAN                         Director                                             March 28, 1997
------------------------------------
(James A. Dorrian)

                       INFINITY FINANCIAL TECHNOLOGY, INC.

                 Schedule II - Valuation and Qualifying Accounts



                                               Year ended December 31,
                                           1996            1995       1994
                                       ------------------------------------
Allowance for Doubtful Accounts:
   Balance, beginning of year          $ 195,000              --         --
   Additions, charged to expense         317,000        $195,000         --
   Deductions                           (262,000)             --         --
                                       ------------------------------------
   Balance, end of year                $ 250,000        $195,000         --
                                       ====================================