Form 10-Q
period 1997-03-31
INFINITY FINANCIAL TECHNOLOGY INC
filed 1997-05-15
CIK 1017657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    YES  X  NO    .
                                         ----   ----
As of April 30, 1997, there were 18,511,773 outstanding shares of the Registrant's Common Stock, par value $0.001 per share.

                       INFINITY FINANCIAL TECHNOLOGY, INC.

                                      INDEX




                                                                                                   Page
                                                                                                   ----
Part I - Condensed Financial Information

Item 1.    Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 1997
                  and December 31, 1996......................................................        3

                  Condensed Consolidated Statements of Income for the
                  Three Months Ended March 31, 1997 and 1996.................................        4

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1997 and 1996.................................        5

                  Notes to Condensed Consolidated Financial Statements.......................        6

Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............................        7


Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K..................................................       24

Signatures        ...........................................................................       25

Exhibit Index     ...........................................................................       26

                    PART I - CONDENSED FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INFINITY FINANCIAL TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                March 31,        December 31,
                                                                   1997              1996
                                                                 --------          --------
                                                               (unaudited)
                                        ASSETS
Current assets:
   Cash and cash equivalents .............................       $ 43,000          $ 36,952
   Receivables, net ......................................         12,490            18,802
   Deferred tax asset ....................................            887               887
   Prepaid expenses and other current assets .............            340               337
                                                                 --------          --------
     Total current assets ................................         56,717            56,978
Property and equipment, net ..............................          3,107             2,896
Other assets .............................................            393               430
                                                                 --------          --------
     Total assets ........................................       $ 60,217          $ 60,304
                                                                 ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................       $  2,197          $  1,739
   Accrued compensation ..................................          2,996             3,959
   Other accrued liabilities .............................          2,253             2,861
   Deferred revenue ......................................          9,424            10,399
   Current portion of capital lease obligations ..........            379               368
                                                                 --------          --------
     Total current liabilities ...........................         17,249            19,326
Long-term portion of capital lease obligations ...........            499               553
Commitments:
Stockholders' equity:
   Preferred stock .......................................             --                --
   Common stock ..........................................         32,240            32,207
   Deferred stock compensation ...........................           (469)             (508)
   Notes receivable from stockholders ....................           (626)             (826)
   Cumulative translation adjustment .....................            (14)              (21)
   Retained earnings .....................................         11,338             9,573
                                                                 --------          --------

     Total stockholders' equity ..........................         42,469            40,425
                                                                 --------          --------
     Total liabilities and stockholders' equity ..........       $ 60,217          $ 60,304
                                                                 ========          ========



     See accompanying notes to condensed consolidated financial statements.

                       INFINITY FINANCIAL TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data - unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                           ----------------------------------
                                                                                1997                1996
                                                                           ---------------    ---------------
         Revenues:
            License revenues ...........................................   $    10,021        $       6,435
            Service revenues ...........................................         3,597                1,769
                                                                           -----------        -------------
              Total revenues ...........................................        13,618                8,204
         Costs and expenses:
            Cost of revenues ...........................................         2,213                  791
            Sales and marketing ........................................         5,162                2,625
            Research and development ...................................         2,672                1,895
            General and administrative .................................         1,143                  826
                                                                           -----------        -------------
              Total costs and expenses .................................        11,190                6,137
                                                                           -----------        -------------
         Income from operations ........................................         2,428                2,067
         Other income (expense), net ...................................           330                  (79)
                                                                           -----------        -------------
         Income before provision for income taxes ......................         2,758                1,988
         Provision for income taxes ....................................           993                  756
                                                                           -----------        -------------
              Net income ...............................................         1,765        $       1,232
                                                                           ===========        =============
         Net income per share ..........................................   $      0.08        $        0.06
                                                                           ===========        =============
         Shares used in computing net income per share .................        21,098               18,863
                                                                           ===========        =============



     See accompanying notes to condensed consolidated financial statements.

                       INFINITY FINANCIAL TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)

                                                                        Three Months Ended
                                                                           March 31,
                                                                   -------------------------
                                                                      1997             1996
                                                                   -----------      ---------
Cash flows from operating activities:
   Net income ................................................     $  1,765        $  1,232
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and other ....................          372             290
   Changes in assets and liabilities:
     Receivables .............................................        6,312          (1,347)
     Prepaid expenses and other current assets ...............           35              63
     Accounts payable ........................................          458             343
     Accrued compensation ....................................         (963)           (354)
     Payable to former stockholder ...........................           --          (1,277)
     Other accrued liabilities and long-term liabilities .....         (535)            852
     Deferred revenue ........................................         (975)            533
                                                                   --------        --------
       Net cash provided by operating activities .............        6,469             335
                                                                   --------        --------
Cash flows used in investing activities:
   Capital expenditures ......................................         (544)           (813)
Cash flows provided by (used in) financing activities:
    Payments of notes payable ................................          (67)             --
   Payments of notes receivable from stockholders ............          200              (4)
   Principal payments of capital lease obligations ...........          (43)            (47)
   Proceeds from issuance of common stock ....................           33              13
                                                                   --------        --------
       Net cash provided by (used in) financing activities ...          123             (38)
                                                                   --------        --------
Net increase (decrease) in cash and cash equivalents ........         6,048            (516)
Cash and cash equivalents at beginning of period .............       36,952           3,517
                                                                   --------        --------
Cash and cash equivalents at end of period ...................     $ 43,000        $  3,001
                                                                   ========        ========

SUPPLEMENTAL INFORMATION:
   Cash paid during the period:
     Income taxes paid .......................................     $    930        $     86
                                                                   ========        ========
     Interest paid ...........................................     $     15        $     21
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

     The Company currently has more than 50 customers around the world, consisting of large banks and other financial institutions with sophisticated trading operations and risk management needs. Its primary product is the Infinity Platform(TM), which provides customers with a foundation to rapidly develop, deploy and modify trading and risk management systems in response to the changing requirements of the marketplace. Infinity also offers Infinity Derivatives(TM), software solutions for derivatives trading and Infinity RiskView(TM), which is designed to facilitate customers' development of risk management systems.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the operating results for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the three year period ended December 31, 1996 included in the Infinity Financial Technology, Inc. Form 10-K filed with the Commission in March 1997.

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

NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common shares outstanding and common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the period commencing 12 months prior to the initial filing of an initial public offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method). Fully diluted net income per share is computed using the weighted average common and common equivalent shares outstanding plus other dilutive shares outstanding which are not common equivalent shares.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and convertible preferred stock will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $0.02 and $0.03 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's operating performance each quarter is subject to various risks and uncertainties as discussed herein and in the Company's reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission from time to time. This report contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934 and it should be read in conjunction with the section entitled "Factors That May Affect Future Results of Operations" discussed below.

OVERVIEW

     In the first quarter of fiscal 1997, Infinity continued to experience significant growth in several aspects of its business. Total revenues of $13.6 million for the three months ended March 31, 1997 represented an increase of 66% in the comparable period of 1996. The Company's revenue growth reflects increased expansion business from existing customers and new accounts seeking to enhance their trading operations and risk management capabilities. This increase has been fueled by the growth in the Company's customer base which has grown to more than 50 financial institutions worldwide from a total of 29 at March 31, 1996. The increase also reflects the Company's growth in service revenues comprising maintenance and support fees as well as consulting revenues. The service revenues increase was attributable to two primary factors: increases in the installed base of customers receiving ongoing maintenance, training and other support services; and expansion of the Company's professional services staff including increased utilization of third party consultants for implementation support services.

     Income from operations of $2.4 million for the three months ended March 31, 1997 improved 17% from $2.1 million in the comparable period of 1996. Income from operations as a percentage of total revenues was 18% versus 25% in the year ago quarter. Income from operations was impacted by the Company's investment in building its global infrastructure in anticipation of increased customer requirements and to enable long-term sustainable growth of the business. The planned increases in operating expenses during the quarter were primarily focused in the field sales and support organization, the hiring of senior management and technical expertise in product development, and expansion of Infinity's implementation consulting capabilities.

     In addition, Infinity's Business Partner program, consisting of independent software developers and solution providers, grew during the first quarter of fiscal 1997. During the quarter, the Company established a new business alliance with DOCUMENTUM, Inc., a provider of enterprise document management solutions for client/server and intranet environments, and extended an existing agreement with TrueRisk Incorporated, a developer of risk management software. In addition, the Company added its first business partners in Brazil and Korea to support expansion into new international markets.

     Additionally, during the quarter, the Company announced the appointment of Michael A. Laven to the newly created position of President and Chief Operating Officer and the addition of Ron M. Lang to the position of Vice President, Marketing.

     The Company believes that significant ongoing investment in several aspects of the business will continue to be critical to its success. Consistent with the trend in the quarter ended March 31, 1997, the Company plans to continue expanding its sales and marketing infrastructure domestically and internationally, devote substantial resources to research and development, and build the Company's customer support and service organization. As a result of these factors, the Company plans to continue to direct a significant percentage of its revenues towards operating expenses necessary to keep the Company competitive and responsive to its customers' needs.

RESULTS OF OPERATIONS

     The following table sets forth certain items in the Company's consolidated statements of income as a percentage of the total revenues for the periods indicated:

                                                                     Three Months Ended
                                                                          March 31,
                                                                --------------------------
                                                                     1997           1996
                                                                -------------   ----------
                Revenues:
                   License revenues .......................            74%             78%
                   Service revenues .......................             26              22
                                                                ----------      ----------
                     Total revenues .......................            100             100
                Costs and expenses:
                   Cost of revenues .......................             16              10
                   Sales and marketing ....................             38              32
                   Research and development ...............             20              23
                   General and administrative .............              8              10
                                                                ----------      ----------
                     Total costs and expenses .............             82              75
                                                                ----------      ----------
                Income from operations ....................             18              25
                Other income (expense), net ...............              2              (1)
                                                                -----------     ----------
                Income before provision for income taxes ..             20              24
                Provision for income taxes ................              7               9
                                                                ----------      ----------
                     Net income ...........................             13%             15%
                                                                ==========      ==========


REVENUES

     The Company's revenues are derived from two sources, license revenues and service revenues. Service revenues include software maintenance and support, training, consulting and co-development contracts. The Company's total revenues increased 66% to $13.6 million for the three months ended March 31, 1997 from $8.2 million in the comparable period of 1996. The increase is attributable to an increase in the number of software licenses sold to both existing customers and new customers and expansion of the Company's direct sales and services organization. Additionally, the Company's growth in its customer base has contributed to greater service revenues being generated in the quarter primarily from increased implementation consulting and training in support of customer installations and to a lesser extent on higher maintenance and support fees.

     International revenues, which are defined by the Company as sales outside North America, accounted for 62% and 59% of total revenues for the three months ended March 31, 1997 and 1996, respectively. The increase in international revenues is primarily attributable to an increase in the Company's international sales and marketing efforts. The Company currently maintains international sales offices in London, Paris, Sydney and Tokyo, and intends to continue to expand its international operations. The Company expects that international sales will continue to represent a substantial majority of its total revenues for the foreseeable future.

     The Company currently believes that an increasing portion of the Company's revenues, cost of revenues and operating expenses will be incurred in foreign currencies. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, it can be anticipated that to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of the Company's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although the Company from time to time undertakes foreign exchange hedging transactions to cover a portion of its foreign currency transaction exposure, the Company does not attempt to cover all potential foreign currency exposure and therefore, the Company may be subject to variations in operating results as a result of foreign exchange fluctuations. As of March 31, 1997, there were no outstanding foreign exchange hedging contracts.

     License Revenues. The Company's license revenues increased 56% to $10.0 million for the three months ended March 31, 1997 from $6.4 million in the comparable period of 1996. Expansion sales to existing customers were the primary factor contributing to growth in license revenues. During the quarter ended March 31, 1997, the Company delivered on two contracts to existing customers representing these customers' license of certain Infinity products globally. Each of the expansion sales to these customers contributed over $1 million to revenues during the quarter. Expansion deals contributed 74% of license revenues in the first quarter of fiscal 1997 while new licenses of Infinity products accounted for 26% of license revenues. In addition, the Company recorded revenues from the licensing of third-party partner products to a small number of customers during the quarter ended March 31, 1997. The Company doesn't expect revenue from third party products to represent a significant portion the Company's total license revenues for the remainder of fiscal 1997. The percentage of the Company's total revenues attributable to license revenues declined to 74% for the three months ended March 31, 1997 from 78% in the comparable period of 1996. This change in mix primarily resulted from the growth of service revenues as explained below.

     Service Revenues. The Company's service revenues increased 103% to $3.6 million for the three months ended March 31, 1997 from $1.8 million in the comparable period of 1996. The percentage of the Company's total revenues attributable to service revenues increased to 26% for the three months ended March 31, 1997 from 22% in the comparable period of 1996. These increases were primarily attributable to increased consulting services for implementation support and to a lesser extent on maintenance and support fees. Consulting and training revenues increased significantly across each of Infinity's major geographic markets - North America, Western Europe and Asia/Pacific. The Company has experienced fluctuations in demand for consulting services in the past and anticipates that such fluctuations could occur in the future.

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

COSTS AND EXPENSES

     Cost of Revenues. Cost of revenues consists primarily of personnel-related costs, including facility and other overhead allocations incurred in providing on-site and telephone support, royalty payments, cost of third party licensed products, consulting services and training to customers. Cost of revenues related to license revenues was immaterial. The Company's cost of revenues increased 180% to $2.2 million for the three months ended March 31, 1997 from $791,000 in the comparable period of 1996. The Company's cost of revenues as a percentage of total revenues increased to 16% for the three month period ended March 31, 1997 as compared to 10% in the comparable period of 1996. These increases were primarily due to increased costs associated with an increase in the number of customer support personnel and related overhead costs necessary to support a larger installed customer base, and increased utilization of third party consultants during the 1997 period.

     The Company intends to commit substantial financial resources to expand its support operations, both domestically and internationally. In addition, the Company expects to increase its spending for consulting staff and infrastructure in anticipation of growing demand for implementation consulting services from its customer base. Furthermore, the Company continues to develop its business partner program and will seek to distribute or market certain products developed by these third-parties to the Company's customers. To the extent the Company's license revenues reflect the sale of such products, there may be related costs associated with the licensing of such products which will be charged to cost of revenues during the period delivered. As a result of these factors, the Company expects its cost of revenues to increase in the future, both in absolute dollar amounts and possibly as a percentage of total revenues.

     Sales and Marketing. Sales and marketing expenses increased 97% to $5.2 million for the three months ended March 31, 1997 from $2.6 million in the comparable period of 1996. Sales and marketing expenses increased as a percentage of total revenues to 38% during the three months ended March 31, 1997 from 32% in the comparable period of 1996. These increases were principally the result of additional sales and marketing personnel, facilities expansion, higher sales commissions associated with increased total revenues and increased marketing activities domestically and internationally. The Company expects to incur higher sales and marketing expenses in the future in both absolute dollar amounts and likely as a percentage of total revenues as the Company expands its sales and marketing staff globally.

     Research and Development. Research and development costs are expensed as incurred. Research and development expenses increased 41% to $2.7 million for the three months ended March 31, 1997 from $1.9 million in the comparable period of 1996. This increase was principally the result of the hiring of additional software engineers and quality assurance management and technical personnel, and the associated expenses. Research and development expenses were 20% of total revenues during the three months ended March 31, 1997 as compared to 23% during the comparable period of 1996. The decrease in 1997 was due primarily to growth in the Company's total revenues. The Company plans to continue to invest in absolute dollars in fiscal 1997 in research and development to support enhancements to current release product and ongoing product development initiatives, although these expenses are expected to remain relatively constant as a percentage of total revenues. There can be no assurance, however, that total revenues will grow at the same rate as the anticipated research and development expenses.

     General and Administrative. General and administrative expenses increased 38% to $1.1 million for the three months ended March 31, 1997 from $826,000 in the comparable period of 1996. This increase was primarily due to increased staffing and professional fees necessary to manage and support the Company's recent growth. General and administrative expenses decreased as a percentage of total revenues to 8% for the three months ended March 31, 1997 from 10% during the comparable period of 1996 due primarily to growth in the Company's total revenues. The Company expects to incur higher general and administrative expenses in absolute dollars although these expenses are expected to remain relatively constant as a percentage of total revenues. There can be no assurance, however, that total revenues will grow at the same rate as the anticipated general and administrative expenses.

OTHER INCOME (EXPENSE), NET

     During the three months ended March 31, 1997, other income (expense), net was $330,000 as compared to ($79,000) in the comparable period of 1996. The amount in the first quarter of fiscal 1997 consists principally of interest income earned on investment of the Company's cash balances. The amount in the first quarter of fiscal 1996 consists principally of losses on disposal of furniture and equipment associated with the Company's relocation to its current headquarters in Mountain View, California.

PROVISION FOR INCOME TAXES

     The Company's provision for income taxes increased to $993,000 for the three months ended March 31, 1997 from $756,000 in the comparable period of 1996. The Company's effective tax rate in 1997 is estimated to be 36% versus a 38% effective tax rate in 1996. The decrease in the effective tax rate is primarily attributable to the benefits derived from investments in tax-exempt instruments and increased benefits derived from its foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily by cash generated from operations, through the sale of its Common Stock in the Company's initial public offering in October

1996 and, in prior years, through private sales of preferred equity securities. For the three months ended March 31, 1997, approximately $6.5 million of cash was generated from operating activities versus $335,000 of cash generated in the comparable period of 1996. Cash generated in the three months ended March 31, 1997 was primarily attributed to net income and a decrease in receivables partially offset by decreases in deferred revenue and other accrued liabilities. For the three months ended March 31, 1996, cash generated from operations was primarily from net income and increases in other accrued liabilities offset by increases in receivables and decreases in payable to former shareholder.

     The Company's principal source of liquidity as of March 31, 1997 consisted of $43.0 million in cash and cash equivalents. The Company believes that its cash balance is sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months based on current plans and trends.

     The Company may utilize cash from time to time to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. On occasion, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. The Company currently has no understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

The statements contained in this Form 10-Q which are not purely historical are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's beliefs, expectations, hopes, plans or intentions regarding the future. Forward-looking statements in this document include statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's plans or intentions to continue to expand its sales and marketing infrastructure domestically and internationally, to devote substantial resources to research and development, to build or expand its customer support and services organization, to expand international operations, and statements under such heading regarding Infinity's expectations regarding increased spending for consulting staff and infrastructure in anticipation of growing demand for implementation consulting services, the composition of revenues, cost of revenues, expansion of sales and marketing infrastructure, use of revenues, research and development costs, general and administrative expenses, liquidity and anticipated cash needs and availability, among others. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Infinity assumes no obligation to update any forward looking statement or statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. The following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual operating results and could cause the Company's actual consolidated operating results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

Individual licenses of the Company's products typically account for large dollar amounts relative to quarterly revenues, so the timing of one license can cause substantial shifts of revenue and profit between accounting periods. Because of the large dollar commitment and the mission critical function that the Company's products address, approval at senior levels within customer organizations is frequently required for a purchase of the Company's products. The Company's quarterly revenues are dependent upon a small number of individual product sales, and any downturn in a potential customer's business, or any loss or delay of individual orders for any other reason, would have a significant impact on the Company's revenues and profitability on a quarterly and annual basis. The Company has experienced significant fluctuations during prior quarters in the average contract size for new customers and the aggregate number of contracts with new customers. This period to period fluctuation is expected to continue. The Company has also experienced increased demand from customers for certain features and functionality not offered in production versions of its products, resulting in deferral of significant revenues until completion or acceptance of certain customized portions of software required by any individual license transaction as well as increased costs to deliver the required services. The Company historically has operated with little backlog because its products are generally shipped as orders are received. As a result, license revenues in any quarter depend on the volume and timing of, and the Company's ability to fill, orders received in that quarter. In addition, a relatively high percentage of the Company's expenses is fixed in the short term because the Company's expense levels are based, in part, on its expectations as to future revenues. As a result, if revenues fall below expectations, operating margins will be adversely affected. In addition, historically the Company has experienced significant renewal rates of maintenance contracts; however, many customers have licensed the source code of the Company's products and certain customers have chosen to terminate the maintenance contracts with the Company due to their ability to maintain the Company's products. Furthermore, the Company's service revenues have been dependent upon a relatively small number of new and existing customers in each quarter. Based on these and other factors, there can be no assurance that previous renewal rates and prices charged by the Company for maintenance, and corresponding revenues, will continue in the future. See "Lengthy Sales Cycle."

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

The Company currently markets and sells its products primarily to large banks and other financial institutions, many of which rely on internally developed software to fulfill their financial trading and risk management needs. Demand for and acceptance of the Company's products by this customer base depends on a number of factors, which include the products' functionality and performance characteristics, the ability of these clients to achieve cost savings by using third-party software, the time and cost required to internally develop software, the willingness of these institutions to rely on third-party software to fulfill mission critical financial trading and risk management needs and their assessment of the Company's ability to support these products. Many of these banks and financial institutions have made significant investments in time, capital and human resources in developing and implementing these internal systems and are highly dependent upon the continued use of internally developed systems. The legacy nature of many of these internally developed systems combined with the substantial financial costs to shift to third-party products for these applications generally constitute the principal factors inhibiting migration to third party products in financial trading and risk management, such as those offered by the Company. No assurance can be made that these factors will not inhibit growth in the market for third-party financial trading and risk management software and, as a consequence, would materially adversely affect the Company's business, financial condition and results of operations.

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

Small Direct Sales Force and Reliance on Strategic Relationships

The Company has a small direct sales force, which consisted of 23 persons at March 31, 1997. Historically, most of the Company's sales have been derived through its direct sales force, and the Company's business strategy depends on significantly expanding this sales force. The Company has previously experienced substantial difficulty in hiring sales personnel with expertise in sophisticated financial instruments and is likely to experience similar difficulty as it attempts to hire other qualified staff who have the required experience.

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

The Company has established strategic relationships with a number of organizations, including IBM, that are complementary to its direct sales force and which it believes are important to its worldwide sales, marketing and support activities and the implementation of its products. The Company believes that its relationships with such organizations provide an additional sales and marketing channel and further promote the Infinity Platform to become an industry standard. Due in part to the current small size of its direct sales force, the Company believes such relationships are particularly important to its sales efforts and efforts to establish an industry standard. The Company has relationships with key third-party developers, including Axime Integration de Systemes and Diagram S.A., and service providers, including Price Waterhouse LLP. Third-party developers constitute a key component of Infinity's strategy in developing products and applications for the Infinity Platform for specific markets Infinity does not currently address. From time to time, key third party developers may elect to discontinue their development of products and applications for the Infinity Platform, posing a risk to Infinity's strategy.

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

Risks Associated with International Sales

The Company anticipates that a substantial majority of its revenues for the foreseeable future will be derived from sources outside North America. The Company sells its products through a direct sales force located in offices in New York, London, Paris, Sydney and Tokyo as well as its headquarters in Mountain View, California. The Company also has full-time support personnel in Frankfurt, Santiago and Toronto. The Company intends to continue to expand its sales and support operations outside North America and to enter additional international markets, which will require significant management attention and financial resources. International operations are generally subject to a number of risks, including costs of customizing products for foreign countries, dependence on local resellers, multiple, conflicting and changing government regulations regarding financial transactions, longer payment cycles, import and export restrictions, tariffs, difficulties in staffing and managing foreign operations, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, the impact of possible recessionary environments in economies outside North America and political and economic instability. The Company's total revenue is also substantially affected by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

The Company believes that an increasing portion of the Company's revenues, cost of revenues and operating expenses will be incurred in foreign currencies. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, it can be anticipated that to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of the Company's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although the Company from time to time undertakes foreign exchange hedging transactions to cover a portion of its foreign currency transaction exposure, the Company does not attempt to cover all potential foreign currency exposure and therefore, the Company may be subject to variations in operating results as a result of foreign exchange fluctuations.

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

Dependence on Key Employees

The Company's success depends to a significant extent on the performance of a number of senior management and sales and engineering personnel, including Roger
A. Lang, a founder of the Company and its Chief Executive Officer, and Michael
A. Laven, its President and Chief Operating Officer. The Company is currently recruiting a Vice President of Engineering and has experienced substantial difficulty in filling this position. The Vice President of Engineering would oversee all product development and engineering activities of the Company, including the development and adoption of programs and practices to improve product quality and manage product life cycle, remote development and reintegration of customer-developed software code. The absence of a qualified person to fill the Vice President of Engineering is currently adversely affecting the Company's product development efforts. The Company's Vice President of Client Services commenced a one-year educational leave in August 1996. The Vice President of Client Services oversees all customer service and support activities of the Company. The Company would expect difficulty in replacing its Vice President of Client Services if the current individual in that position chooses not to return to the Company following completion of his one-year educational leave. These vacancies, in particular the lack of a Vice President of Engineering, continue to place a significant burden on the other members of the Company's management team and could materially adversely affect the Company's business, financial condition and results of operations. Further, given the critical role of the Company's limited engineering staff in executing the Company's product strategies, the loss of any additional significant part of its engineering staff would also have a material adverse effect on the Company. The Company generally does not have long-term employment contracts with Mr. Lang, Mr. Laven, its engineering staff or any other employees. The Company believes that its future success also will depend in part on its ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company has previously experienced difficulty in hiring sales and engineering personnel with expertise in sophisticated financial instruments and may experience similar difficulty as it attempts to hire other qualified staff who have the required experience levels. In particular, the Company has experienced difficulty competing for such personnel with large financial institutions with substantially greater financial resources. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risks of Product Defects; Product Liability

As a result of their complexity, software products may contain undetected errors or failures. Despite testing by the Company and use by current and potential customers, when first introduced or as new versions are released, there can be no assurance that errors will not be found in new products after commencement of commercial shipments. The most recent release of Infinity Derivatives, which included new features and functionality, contained a number of errors and defects which the Company has substantially corrected in the normal course of post-release development support. Although the Company has not experienced material adverse effects resulting from any such defects and errors to date, there can be no assurance that defects and errors will not be found in new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance or damage to the Company's reputation, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

The Company recently entered into distribution and marketing agreements with a limited number of third-party partners to distribute or market certain products developed by these third-parties to the Company's customers. While the Company seeks to ensure that the third-party will be responsible for any claims against the Company arising from their products, there may be increased exposure to claims of copyright, trade secret and other intellectual property infringement than with the Company's internally developed products because the development of these third-party products have not been within the Company's control. Third-party partners may not have the financial resources to adequately indemnify the Company for any claims arising from the use of its products, regardless of contractual obligations to do so. The Company may be obligated to its customers to support and maintain a third-party product in the event the third-party fails to perform its obligations or ceases to do business. To the extent failure on the part of third-party partners would entail a substantial redirection of scarce internal development and support resources within the Company, such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed herewith or incorporated by reference herein.

                  Exhibit
                  Number              Exhibit Title
                  ------              -------------
                  11.1          Statement of computation of net income per share
                  27.1          Financial data schedule


         (b) The company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          INFINITY FINANCIAL TECHNOLOGY, INC.
                                          (Registrant)





Date:  May 15, 1997                       /S/ TERRY H. CARLITZ
                                          --------------------------------------
                                          Terry H. Carlitz
                                          Chief Financial Officer and
                                          Vice President, Finance
                                          (Duly Authorized Officer and Principal
                                          Financial Officer)

                                  EXHIBIT INDEX

         Exhibit
         Number                      Exhibit Title
         ------                      -------------
          11.1              Statement of Computation of Net Income Per Share

          27.1              Financial Data Schedule