Form 10-Q
period 1997-06-30
INFINITY FINANCIAL TECHNOLOGY INC
filed 1997-08-14
CIK 1017657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from______________ to_________

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
                                       ---   ---

As of July 31, 1997, there were 18,846,656 shares of the Registrant's Common Stock, par value $0.001 per share.

                       INFINITY FINANCIAL TECHNOLOGY, INC.

                                      INDEX




Part  I - Condensed Financial Information                                        Page
-----------------------------------------                                        ----
Item 1.    Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1997
                  and December 31, 1996........................................    3

                  Condensed Consolidated Statements of Income for the
                  Three Months and Six Months Ended June 30, 1997
                  and 1996.....................................................    4

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1997 and 1996......................    5

                  Notes to Condensed Consolidated Financial Statements.........    6

Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................    7



Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K....................................    25

Signatures.....................................................................    26

Exhibit Index..................................................................    27

                    PART I - CONDENSED FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INFINITY FINANCIAL TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                     ASSETS

                                                         June 30,    December 31,
                                                           1997          1996
                                                         --------      --------
                                                        (unaudited)
Current assets:
   Cash and cash equivalents .......................     $ 44,740      $ 36,952
   Receivables, net ................................       13,464        18,802
   Deferred tax asset ..............................          887           887
   Prepaid expenses and other current assets .......          717           337
                                                         --------      --------
     Total current assets ..........................       59,808        56,978
Property and equipment, net ........................        3,474         2,896
Other non-current assets ...........................          787           430
                                                         --------      --------
     Total assets ..................................     $ 64,069      $ 60,304
                                                         ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ................................     $  2,893      $  1,739
   Accrued compensation.............................        3,787         3,959
   Other accrued liabilities........................        2,817         2,861
   Deferred revenue ................................        8,926        10,399
   Current portion of capital lease obligations.....          357           368
                                                         --------      --------
     Total current liabilities .....................       18,780        19,326
Long-term portion of capital lease obligations......          497           553

Commitments:
Stockholders' equity:
   Preferred stock .................................         --            --
   Common stock ....................................       33,114        32,207
   Deferred stock compensation......................         (430)         (508)
   Notes receivable from stockholders...............         (594)         (826)
   Cumulative translation adjustment...............           (60)          (21)
   Retained earnings ...............................       12,762         9,573
                                                         --------      --------
     Total stockholders' equity ....................       44,792        40,425
                                                         --------      --------
     Total liabilities and stockholders' equity ....     $ 64,069      $ 60,304
                                                         ========      ========


     See accompanying notes to condensed consolidated financial statements.

                       INFINITY FINANCIAL TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data - unaudited)


                                                     Three Months Ended            Six Months Ended
                                                          June 30,                     June 30,
                                                 ----------------------------------------------------
                                                    1997            1996         1997          1996
                                                 ----------      --------      --------      --------
Revenues:
   License revenues .........................      $ 11,524      $  7,683      $ 21,545      $ 14,118
   Service revenues .........................         3,911         2,060         7,508         3,829
                                                   --------      --------      --------      --------
     Total revenues .........................        15,435         9,743        29,053        17,947
Costs and expenses:
   Cost of revenues .........................         2,691         1,074         4,904         1,865
   Sales and marketing ......................         5,333         3,549        10,495         6,174
   Research and development .................         3,429         2,243         6,101         4,138
   General and administrative ...............         1,271           883         2,414         1,709
   Acquired in-process research & development           861          --             861          --
                                                   --------      --------      --------      --------

     Total costs and expenses ...............        13,585         7,749        24,775        13,886
                                                   --------      --------      --------      --------

Income from operations ......................         1,850         1,994         4,278         4,061
Other income (expense), net .................           375            22           705           (57)
                                                   --------      --------      --------      --------

Income before provision for income taxes ....         2,225         2,016         4,983         4,004
Provision for income taxes ..................           801           765         1,794         1,521
                                                   --------      --------      --------      --------
     Net income .............................      $  1,424      $  1,251      $  3,189      $  2,483
                                                   ========      ========      ========      ========
Net income per share ........................      $   0.07      $   0.07      $   0.15      $   0.13
                                                   ========      ========      ========      ========
Shares used in computing net income per share        20,933        18,799        21,016        18,831
                                                   ========      ========      ========      ========



     See accompanying notes to condensed consolidated financial statements.

                       INFINITY FINANCIAL TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)


                                                                        Six Months Ended
                                                                             June 30,
                                                                    -----------------------
                                                                       1997          1996
                                                                    --------       --------
Cash flows from operating activities:
   Net income ................................................      $  3,189       $  2,483
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and other.....................           790            546
     Acquired in-process research and development.............           861           --
   Changes in assets and liabilities:
     Receivables .............................................         5,338         (5,644)
     Deferred tax asset.......................................            --           (441)
     Prepaid expenses and other current assets................          (380)            17
     Accounts payable ........................................         1,154          1,016
     Accrued compensation.....................................          (172)           339
     Payable to former stockholder ...........................            --         (1,277)
     Other accrued liabilities and long-term liabilities......           (69)           501
     Deferred revenue ........................................        (1,473)         2,141
                                                                    --------       --------
       Net cash provided by (used in) operating activities....         9,238           (319)
                                                                    --------       --------
Cash flows used in investing activities:
   Capital expenditures ......................................        (1,239)        (1,202)
   Acquisition of purchased technology........................        (1,230)            --
                                                                    --------       --------
       Net cash used in investing activities .................        (2,469)        (1,202)
                                                                    --------       --------
Cash flows provided by (used in) financing activities:
   Payments of notes receivable from stockholders ............           232             14
   Principal payments of capital lease obligations ...........          (120)          (190)
   Proceeds from issuance of common stock ....................           907             85
                                                                    --------       --------
       Net cash provided by (used in) financing activities ...         1,019            (91)
                                                                    --------       --------
Net increase (decrease)  in cash and cash equivalents ........         7,788         (1,612)
Cash and cash equivalents at beginning of period .............        36,952          3,517
                                                                    --------       --------
Cash and cash equivalents at end of period ...................      $ 44,740       $  1,905
                                                                    ========       ========

SUPPLEMENTAL INFORMATION:
   Cash paid during the period:
     Income taxes paid .......................................      $  2,533       $  1,745
                                                                    ========       ========
     Interest paid ...........................................      $     56       $     33
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

     The Company has more than 50 customers around the world, consisting of large banks and other financial institutions with sophisticated trading operations and risk management needs. Its primary product is the Infinity Platform(TM), which provides customers with a foundation to rapidly develop, deploy and modify trading and risk management systems in response to the changing requirements of the marketplace. Infinity also offers Infinity Derivatives(TM), software solutions for derivatives trading and Infinity RiskView(TM), which is designed to facilitate customers' development of risk management systems.

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

REVENUE RECOGNITION

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 ("SOP 91-1"), "Software Revenue Recognition." License revenues are recognized upon shipment only if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. When the Company receives payment on licenses prior to shipment and fulfillment of significant vendor obligations, such payments are recorded as deferred revenue. Service revenues consist primarily of maintenance and support, training, consulting and co-development projects. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the maintenance term, which is typically 12 months. Service revenues from customer training and consulting services are recognized as the service is performed. Service revenues from co-development agreements are recognized upon achievement of contractual milestones or on a percentage-of-completion basis.

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and convertible preferred stock will be excluded. The impact is expected to result in an increase in primary earnings per share for the three months ended June 30, 1997 and 1996 of $0.01 and $0.02 per share, respectively, and for the six months ended June 30, 1997 and 1996 of $0.02 and $0.05 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.


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

OVERVIEW

     In the second quarter of fiscal 1997, Infinity continued to experience significant revenue growth. Total revenues of $15.4 million for the three months ended June 30, 1997 represented an increase of 58% over the comparable period of 1996. For the six months ended June 30, 1997, total revenues were $29.1 million representing an increase of 62% over the comparable period of 1996. The Company's revenue growth reflects increased expansion business from existing customers and new accounts seeking to enhance their trading operations and particularly their risk management capabilities. The increase also reflects the Company's growth in service revenues comprising maintenance and support fees as well as consulting revenues. The Company does not believe that the historical growth rates of license and service revenues will be sustainable or are indicative of future results. The Company operates with little backlog because its products are generally shipped as orders are received.

     Income from operations of $1.9 million for the three months ended June 30, 1997 declined 7% from $2.0 million in the comparable period of 1996. Excluding the one-time charge for acquired in-process research and development, income from operations was $2.7 million for the three months ended June 30, 1997 representing an improvement of 36% over the comparable period of 1996. For the six months ended June 30, 1997, income from operations was $4.3 million versus $4.1 million in the comparable period of 1996. In the first half of fiscal 1997, income from operations was impacted by the Company's investment in building its global infrastructure and as a result of the one-time charge for acquired in-process research and development.

     In June 1997, the Company reached agreement whereby Infinity acquired the exclusive rights to the Limit Manager technology from Diagram S.A.. The purchase price of the technology consisted of a single $1.2 million cash payment paid in July 1997 and has been accounted for using the purchase method. Consistent with the Company's test for internally developed software, the Company determined the amounts to be allocated to developed and acquired in-process technology based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. The allocation of the purchase price and other incidental acquisition costs to the developed and acquired in-process technology was based upon the present value of the estimated cash flows expected to be generated from the two distinct elements. Accordingly, the one-time charge of $861,000 to operations in the second quarter of fiscal 1997 for acquired in-process research and development represents the allocation of the purchase price attributed to the element of the technology considered at the acquisition date as not having reached the point of technological feasibility and not having an alternative future use.

     In conjunction with the purchase, the Company plans to direct significant efforts to developing the in-process technology to address major market requirements in the areas of integrating credit risk and market risk. This development is in its early stages with significant risks still remaining. If Infinity's development effort is successful, the more robust technology will potentially offer greater market acceptance than the currently developed technology. The amount attributed to the developed technology, which is included in other non-current assets on the balance sheet, will be amortized to operations over its estimated useful life, which is expected to be two years. To-date, there have not been any significant variances between the actual cash flows arising from the technology acquisition and the projected cash flow estimates used in determining the valuations that were made at the date of acquisition.

RESULTS OF OPERATIONS

     The following table sets forth certain items in the Company's consolidated statements of income as a percentage of the total revenues for the periods indicated:


                                                Three Months Ended    Six Months Ended
                                                      June 30,            June 30,
                                                 ---------------      ---------------
                                                  1997      1996      1997       1996
                                                 ------     ----      ----       ----
Revenues:
   License revenues .........................       75%       79%       74%       79%
   Service revenues .........................       25        21        26        21
                                                   ---       ---       ---       ---
     Total revenues .........................      100       100       100       100
Costs and expenses:
   Cost of revenues .........................       17        11        17        10
   Sales and marketing ......................       35        36        36        34
   Research and development .................       22        23        21        23
   General and administrative ...............        8         9         8        10
   Acquired in-process research & development        6        --         3        --
                                                   ---       ---       ---       ---
     Total costs and expenses ...............       88        79        85        77
                                                   ---       ---       ---       ---
Income from operations ......................       12        21        15        23
Other income (expense), net .................        2         0         2         0
                                                   ---       ---       ---       ---
Income before provision for income taxes ....       14        21        17        23
Provision for income taxes ..................        5         8         6         9
                                                   ---       ---       ---       ---
     Net income .............................        9%       13%       11%       14%
                                                   ===       ===       ===       ===

REVENUES

     The Company's revenues are derived from two sources, license revenues and service revenues. Service revenues include software maintenance and support, training, consulting and co-development contracts. The Company's total revenues increased 58% to $15.4 million for the three months ended June 30, 1997 from $9.7 million in the comparable period of 1996, and for the six months ended June 30, 1997, total revenues increased 62% to $29.1 million from $17.9 million for the six months ended June 30, 1996. These increases are attributable to an increase in the number of software licenses sold to both existing customers and new customers and expansion of the Company's direct sales and services organization. Additionally, the Company's growth in its customer base has contributed to greater service revenues being generated in the quarter primarily from increased implementation consulting in support of customer installations and to higher maintenance and support fees.

International revenues, which are defined by the Company as sales outside North America, accounted for 70% and 81% of total revenues for the three month periods ended June 30, 1997 and 1996, respectively, and for the six month periods ended June 30, 1997 and 1996, sales outside North America accounted for 66% and 70% of total revenues, respectively. The decreases in international revenues were primarily attributable to the mix of large deals closed during the 1997 periods in Europe and Asia/Pacific in relation to the 1996 periods, and due to larger dollar sales to existing customers in North America. The Company expects fluctuations in international revenues within quarterly periods as a result of lengthier sales cycles on larger dollar contracts. The Company currently maintains international sales offices in London, Paris, Sydney, Tokyo and Singapore, and intends to continue to expand its international operations. The Company expects that international sales will continue to represent a substantial majority of its total revenues for the foreseeable future. International operations entail a number of risks including those associated with product customization and regulatory compliance and there can be no assurance that such expansion will be successful.

     License Revenues. The Company's license revenues increased 50% to $11.5 million for the three months ended June 30, 1997 from $7.7 million in the comparable period of 1996, and for the six months ended June 30, 1997, license revenues increased 53% to $21.5 million from $14.1 million for the six months ended June 30, 1996. Expansion sales to existing customers as well as increased demand for the Company's solutions for global risk management were the primary factors contributing to growth in license revenues during the quarter and for the first half of fiscal 1997. During the quarter ended June 30, 1997, the Company delivered on four contracts each contributing over $1 million to license revenues, up from three contracts in the year ago quarter. License revenues from existing customers contributed 64% of license revenues in the second quarter of fiscal 1997 while new customer licenses of Infinity products accounted for 36% of license revenues. Consistent with the previous quarter, the Company recorded revenues from the licensing of third-party partner products to a small number of customers. The percentage of the Company's total revenues attributable to license revenues declined to 75% for the three months ended June 30, 1997 from 79% in the comparable period of 1996, and for the six months ended June 30, 1997, total revenues attributable to license revenues declined to 74% from 79% for the six months ended June 30, 1996. This change in mix primarily resulted from the growth of service revenues as explained below.

     Service Revenues. The Company's service revenues increased 90% to $3.9 million for the three months ended June 30, 1997 from $2.1 million in the comparable period of 1996, and for the six months ended June 30, 1997, service revenues increased 96% to $7.5 million from $3.8 million for the six months ended June 30, 1996. The percentage of the Company's total revenues attributable to service revenues increased to 25% for the three months ended June 30, 1997 from 21% in the comparable period of 1996, and for the six months ended June 30, 1997, total revenues attributable to service revenues increased to 26% from 21% for the six months ended June 30, 1996. These increases were primarily attributable to increased consulting services for implementation support and to a lesser extent on maintenance and support fees. Consulting and training revenues increased significantly across each of Infinity's major geographic markets - North America, Western Europe and Asia/Pacific. The Company has experienced fluctuations in demand for consulting services in the past and anticipates that such fluctuations could occur in the future.

     The Company historically has experienced significant renewal rates of maintenance contracts; however, some customers have licensed the source code of the Company's products and have chosen to terminate the maintenance contracts with the Company due to their ability to maintain the Company's products. Furthermore, the Company's service revenues have been dependent upon a relatively small number of new and existing customers. Based on these and other factors, there can be no assurance that previous renewal rates and prices charged by the Company for maintenance, and corresponding revenues, will continue in the future.

COSTS AND EXPENSES

     Cost of Revenues. Cost of revenues consists primarily of personnel-related costs, including facility and other overhead allocations incurred in providing on-site and telephone support, royalty payments, cost of third-party licensed products, consulting services and training to customers. The Company's cost of revenues increased 151% to $2.7 million for the three months ended June 30, 1997 from $1.1 million in the comparable period of 1996, and for the six months ended June 30, 1997, cost of revenues increased 163% to $4.9 million from $1.9 million for the six months ended June 30, 1996. The percentage of the Company's total revenues attributable to cost of revenues increased to 17% for the three months ended June 30, 1997 from 11% in the comparable period of 1996, and for the six months ended June 30, 1997, total revenues attributable to cost of revenues increased to 17% from 10% for the six months ended June 30, 1996. These increases were primarily due to increased costs associated with royalty payments on third-party licensed products, higher costs associated with an increase in the number of customer support personnel and related overhead costs necessary to support a larger installed customer base and, to a lesser extent, higher costs related to the utilization of third-party consultants to provide implementation consulting services to customers.

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

     Sales and Marketing. Sales and marketing expenses increased 50% to $5.3 million for the three months ended June 30, 1997 from $3.5 million in the comparable period of 1996, and for the six months ended June 30, 1997, sales and marketing increased 70% to $10.5 million from $6.2 million for the six months ended June 30, 1996. These increases were principally the result of additional sales and marketing personnel, remote facilities expansion, higher sales commissions associated with increased total revenues and increased marketing activities domestically and internationally. The percentage of the Company's total revenues attributable to sales and marketing decreased to 35% for the three months ended June 30, 1997 from 36% in the comparable period of 1996 as a result of slightly lower sales commissions as a percentage of total revenues due to the revenue mix shift during the quarter. For the six months ended June 30, 1997, total revenues attributable to sales and marketing increased to 36% from 34% for the six months ended June 30, 1996 as a result of higher sales commissions earned, due to commission plan accelerators, on revenue recognized in the first quarter of 1997 from contracts closed in the prior fiscal year, and as a result of increased sales and marketing personnel costs. Sales and marketing expenses represented 38% of total revenues in the first quarter of fiscal 1997. The Company expects sales and marketing expenses to fluctuate as a percentage of total revenues primarily from changes in the revenue mix, from sales commission accelerators, and from the level of hiring activity in any particular quarter. The Company expects to incur higher sales and marketing expenses in the future in both absolute dollar amounts and likely as a percentage of total revenues as the Company continues to expand its sales and marketing staff globally.

     Research and Development. Research and development costs are expensed as incurred. Research and development expenses increased 53% to $3.4 million for the three months ended June 30, 1997 from $2.2 million in the comparable period of 1996, and for the six months ended June 30, 1997, research and development increased 47% to $6.1 million from

$4.1 million for the six months ended June 30, 1996. This increase was principally the result of the hiring of additional software engineers, quality assurance management and technical personnel, and the associated expenses. The percentage of the Company's total revenues attributable to research and development decreased to 22% for the three months ended June 30, 1997 from 23% in the comparable period of 1996, and for the six months ended June 30, 1997, total revenues attributable to research and development decreased to 21% from 23% for the six months ended June 30, 1996. The decreases in 1997 were due primarily to growth in the Company's total revenues. The Company expects to incur higher research and development expenses in absolute dollars in fiscal 1997 to support enhancements to current release product and ongoing product development initiatives, although these expenses are expected to remain relatively constant as a percentage of total revenues. There can be no assurance, however, that total revenues will grow at the same rate as the anticipated research and development expenses.

     General and Administrative. General and administrative expenses increased 44% to $1.3 million for the three months ended June 30, 1997 from $883,000 in the comparable period of 1996, and for the six months ended June 30, 1997, general and administrative expenses increased 41% to $2.4 million from $1.7 million for the six months ended June 30, 1996. This increase was primarily due to increased staffing and professional fees necessary to manage and support the Company's recent growth. General and administrative expenses decreased as a percentage of total revenues to 8% for the three months and six months ended June 30, 1997 from 9% during the comparable periods of 1996 due primarily to growth in the Company's total revenues. The Company expects to incur higher general and administrative expenses in absolute dollars, although these expenses are expected to remain relatively constant as a percentage of total revenues. There can be no assurance, however, that total revenues will grow at the same rate as the anticipated general and administrative expenses.

OTHER INCOME (EXPENSE), NET

     During the three months ended June 30, 1997, other income (expense), net was $375,000 as compared to $22,000 in the comparable period of 1996, and for the six months ended June 30, 1997, other income (expense), net was $705,000 as compared to ($57,000) for the six months ended June 30, 1996. The amounts in the first two quarters of 1997 consist principally of interest income earned on investment of the Company's cash balances derived substantially from cash generated from operations and cash proceeds from the Company's Initial Public Offering. The amount in the first half of fiscal 1996 consists principally of losses on disposal of furniture and equipment associated with the Company's relocation to its current headquarters in Mountain View, California.

PROVISION FOR INCOME TAXES

     The Company's provision for income taxes increased to $801,000 for the three months ended June 30, 1997 from $765,000 in the comparable period of 1996, and for the six months ended June 30, 1997, provision for income taxes was $1.8 million as compared to $1.5 million for the six months ended June 30, 1996. The Company's effective tax rate in 1997 is estimated to be 36% versus a 38% effective tax rate in 1996. The decrease in the effective tax rate is primarily attributable to the benefits derived from investments in tax-exempt instruments and increased benefits derived from the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily by cash generated from operations, through the sale of its Common Stock in the Company's initial public offering in October 1996 and, in prior years, through private sales of preferred equity securities. For the six months ended June 30, 1997, $9.2 million of cash was generated from operating activities versus $319,000 of cash used in operating activities in the comparable period of 1996. Cash generated in the six months ended June 30, 1997 was primarily attributed to net income and to a greater extent, a decrease in receivables, partially offset by a decrease in deferred revenue. For the six months ended June 30, 1996, cash used in operations was primarily a result of an increase in receivables and a decrease in payable to a former shareholder offset by net income and an increase in deferred revenue.

     The Company's principal source of liquidity as of June 30, 1997 consisted of $44.7 million in cash and cash equivalents. The Company believes that its cash balance is sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months based on current plans and trends.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

The statements contained in this Form 10-Q which are not purely historical are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's beliefs, expectations, hopes, plans or intentions regarding the future. Forward-looking statements in this document include statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding potentially greater market acceptance of more developed technology, the Company's plans or intentions to direct significant efforts to developing acquired in-process technology, to continue to expand its sales and marketing infrastructure domestically and internationally, to devote substantial resources to research and development, to build or expand its customer support and services organization, to expand international operations, and statements under such heading regarding Infinity's expectations regarding increased spending for consulting staff and infrastructure in anticipation of growing demand for implementation consulting services, the composition of revenues, cost of revenues, expansion of sales and marketing infrastructure, use of revenues, research and development costs, general and administrative expenses, liquidity and anticipated cash needs and availability, among others. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Infinity assumes no obligation to update any forward looking statement or statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. The following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual operating results and could cause the Company's actual consolidated operating results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Significant Potential Fluctuations in Operating Results

Although the Company has experienced increased revenues and has been profitable in each of its last six fiscal years and through the first half of fiscal 1997, the Company does not believe prior growth rates are sustainable or indicative of future operating results, and there can be no assurance that the Company will be able to sustain revenue growth or maintain profitability in the future. In addition, the Company intends to commit substantial financial resources to expanding its business, including its sales and support operations and product development infrastructure. As a result, the Company does not expect to sustain the current level of operating margins in future periods.

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

The Company's revenues and operating results have fluctuated significantly in the past, and are likely to continue to fluctuate significantly in the future, on an annual and quarterly basis. Fluctuations in the Company's revenues and results of operations may result from a number of factors, many of which are beyond the Company's control, including (i) the relatively long sales cycle of three months to over one year for the Company's software products, (ii) the timing and size of the Company's individual license transactions, and, in particular, the dependence of the Company's revenues in any quarter on the sale of a limited number of large dollar licenses, (iii) the Company's typical recognition of a significant portion of its quarterly revenues in the last month, weeks or days of the quarter, (iv) the percentage of total revenues derived from product revenues versus service revenues, (v) the timing of the introduction of new products or product enhancements by the Company and its competitors, (vi) the deferral of significant revenues until completion or acceptance of certain customized portions of software required by any individual license transaction, (vii) changes in customer budgets, (viii) seasonality of technology purchases by customers, (ix) the mix of revenues derived from the Company's direct sales force and various distribution and marketing channels and between domestic and international customers, (x) currency exchange rate fluctuations, (xi) changes in applicable government regulations, (xii) the untimely loss of key sales personnel, (xiii) changes in relationships with strategic partners and (xiv) general economic conditions, particularly those which affect the Company's targeted customer base.

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

Dependence on Evolving Market for Financial Trading and Risk Management Software; No Assurance of Market Acceptance

To date, the Company has derived substantially all of its revenue from the sale of software products for financial trading and risk management. The Company expects revenues from such sales will account for substantially all of its revenues for the foreseeable future. The market for financial trading and risk management software is rapidly evolving, and the Company's operating results and opportunity for growth in the future are highly dependent on acceptance of its products and the continued growth of this market. As is the case in new and evolving industries, demand and market acceptance for recently introduced products are subject to a high level of uncertainty and risk. A decline or slow-down in growth in the market for, or market acceptance of, such products as a result of increased competition, technological or regulatory change, a banking and financial services industry downturn or other factors would have a material adverse effect on the Company's business, financial condition and results of operations. In particular, because the Company's customer base has historically been limited to larger commercial banks and financial institutions, the Company would be particularly vulnerable to a downturn in the banking and financial services industries.

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

Small Direct Sales Force and Reliance On Strategic Relationships

The Company has a small direct sales force, which consisted of 26 persons at June 30, 1997. Historically, most of the Company's sales have been derived through its direct sales force, and the Company's business strategy depends on significantly expanding this sales force. The Company has previously experienced substantial difficulty in hiring sales personnel with expertise in sophisticated financial instruments and is likely to experience similar difficulty as it attempts to hire other qualified staff who have the required experience.

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

The Company has established strategic relationships with a number of organizations, including IBM, that are complementary to its direct sales force and which it believes are important to its worldwide sales, marketing and support activities and the implementation of its products. The Company believes that its relationships with such organizations provide an additional sales and marketing channel and further promote the Infinity Platform to become an industry standard. Due in part to the current small size of its direct sales force, the Company believes such relationships are particularly important to its sales efforts and efforts to establish an industry standard. The Company also has relationships with key third-party developers, including Axime Integration de Systemes and TrueRisk, Inc., and service providers, including Price Waterhouse LLP, Debis and Hitachi, Ltd.. Third-party developers constitute a key component of Infinity's strategy in developing products and applications for the Infinity Platform for specific markets Infinity does not currently address. From time to time, key third-party developers may elect to discontinue their development of products and applications for the Infinity Platform, posing a risk to Infinity's strategy.

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

Risks Associated with International Sales

The Company anticipates that a substantial majority of its revenues for the foreseeable future will be derived from sources outside North America. The Company sells its products through a direct sales force located in offices in New York, Chicago, San Diego, London, Paris, Sydney, Tokyo and Singapore as well as its headquarters in Mountain View, California. The Company also has full-time support personnel in Frankfurt, Santiago and Toronto. The Company intends to continue to expand its sales and support operations outside North America and to enter additional international markets, which will require significant management attention and financial resources. International operations are generally subject to a number of risks, including costs of customizing products for foreign countries, dependence on local resellers, multiple, conflicting and changing government regulations regarding financial transactions, longer payment cycles, import and export restrictions, tariffs, difficulties in staffing and managing foreign operations, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, the impact of possible recessionary environments in economies outside North America and political and economic instability. The Company's total revenues are also substantially affected by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

The Company believes that an increasing portion of the Company's revenues, cost of revenues and operating expenses will be incurred in foreign currencies. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, it can be anticipated that to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of the Company's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although the Company from time to time undertakes foreign exchange hedging transactions to cover a portion of its foreign currency transaction exposure, the Company does not attempt to cover all potential foreign currency exposure and therefore, the Company may be subject to variations in operating results as a result of foreign exchange fluctuations. As of June 30, 1997, there were no outstanding foreign exchange hedging contracts.

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

Dependence on Key Employees

The Company's success depends to a significant extent on the performance of a number of senior management and sales and engineering personnel, including Roger
A. Lang, a founder of the Company and its Chief Executive Officer, and Michael
A. Laven, its President and Chief Operating Officer. The Company is currently recruiting a Vice President of Engineering and has experienced substantial difficulty in filling this position. The Vice President of Engineering would oversee all product development and engineering activities of the Company, including the development and adoption of programs and practices to improve product quality and manage product life cycle, remote development and reintegration of customer-developed software code. The absence of a qualified person to fill the Vice President of Engineering is currently adversely affecting the Company's product development efforts. The Company is also recruiting a Vice President of Client Services to fill a vacancy created when the incumbent chose not to return to the Company following a one-year educational leave of absence which commenced in August 1996. The Vice President of Client Services oversees all customer service and support activities of the Company. These vacancies, in particular the lack of a Vice President of Engineering, continue to place a significant burden on the other members of the Company's management team and could materially adversely affect the Company's business, financial condition and results of operations. Further, given the critical role of the Company's limited engineering staff in executing the Company's product strategies, the loss of any additional significant part of its engineering staff would also have a material adverse effect on the Company. The Company generally does not have long-term employment contracts with Mr. Lang, Mr. Laven, its engineering staff or any other employees. The Company believes that its future success also will depend in part on its ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company has previously experienced difficulty in hiring sales and engineering personnel with expertise in sophisticated financial instruments and may experience similar difficulty as it attempts to hire other qualified staff who have the required experience levels. In particular, the Company has experienced difficulty competing for such personnel with large financial institutions with substantially greater financial resources. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risks of Product Defects; Product Liability

As a result of their complexity, software products may contain undetected errors or failures. Despite testing by the Company and use by current and potential customers, when first introduced or as new versions are released, there can be no assurance that errors will not be found in new products after commencement of commercial shipments. The 1996 release of an earlier version of Infinity Derivatives, which included new features and functionality, contained a number of errors and defects which the Company substantially corrected in the normal course of post-release development support. Although the Company has not experienced material adverse effects upon the Company's business, financial condition and results of operations resulting from any such defects and errors to date, there can be no assurance that defects and errors will not be found in new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance or damage to the Company's reputation, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

        (a) The following exhibits are filed herewith or incorporated by reference herein.

              Exhibit
              Number       Exhibit Title
              ------       -------------
               11.1        Statement of computation of net income per share
               27.1        Financial data schedule


         (b) The company did not file any reports on Form 8-K during the six months ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  INFINITY FINANCIAL TECHNOLOGY, INC.
                                  (Registrant)





Date:  August 14, 1997            /s/   TERRY H. CARLITZ
                                  --------------------------------
                                  Terry H. Carlitz
                                  Chief Financial Officer and
                                  Vice President, Finance
                                  (Duly Authorized Officer and Principal
                                  Financial Officer)

                                  EXHIBIT INDEX


         Exhibit
         Number         Exhibit Title
         ------         -------------
          11.1          Statement of Computation of Net Income Per Share

          27.1          Financial Data Schedule