Form 10-Q
period 1997-09-30
INFINITY FINANCIAL TECHNOLOGY INC
filed 1997-11-14
CIK 1017657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

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

                                 (650) 940-6100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO     .
                                      -----   -----

As of October 31, 1997, there were 19,260,403 outstanding shares of the Registrant's Common Stock, par value $0.001 per share.

                           INFINITY FINANCIAL TECHNOLOGY, INC.

                                          INDEX

Part  I - Condensed Financial Information                                         Page
                                                                                  ----
Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of September 30,
               1997 and December 31, 1996...................................       3

               Condensed Consolidated Statements of Income for the
               Three Months and Nine Months Ended September 30, 1997
               and 1996.....................................................       4

               Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1997 and 1996................       5

               Notes to Condensed Consolidated Financial Statements.........       6

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations................       8



Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K...................................       25

Signatures     .............................................................       26

Exhibit Index  .............................................................       27


                    PART I - CONDENSED FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INFINITY FINANCIAL TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                     ASSETS

                                                                 September 30,  December 31,
                                                                     1997          1996
                                                                 ------------   -----------
                                                                 (unaudited)
 Current assets:
   Cash and cash equivalents ..................................     $ 18,211      $ 36,952
   Short-term investments .....................................       22,869            --
   Receivables, net ...........................................       20,893        18,802
   Deferred tax asset .........................................          887           887
   Prepaid expenses and other current assets ..................          510           337
                                                                    --------      --------
     Total current assets .....................................       63,370        56,978
 Property and equipment, net ..................................        3,468         2,896
 Other non-current assets .....................................          927           430
                                                                    --------      --------
     Total assets .............................................     $ 67,765      $ 60,304
                                                                    ========      ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................     $  3,439      $  1,739
  Accrued compensation.........................................        4,794         3,959
  Other accrued liabilities ...................................        2,528         2,861
  Deferred revenue ............................................        8,774        10,399
  Current portion of capital lease obligations ................          302           368
                                                                    --------      --------
    Total current liabilities .................................       19,837        19,326
Long-term portion of capital lease obligations ................          463           553
Commitments:
Stockholders' equity:
  Common stock ................................................       33,368        32,207
  Deferred stock compensation .................................         (391)         (508)
  Notes receivable from stockholders ..........................         (438)         (826)
  Cumulative translation adjustment ...........................          (22)          (21)
  Retained earnings ...........................................       14,948         9,573
                                                                    --------      --------
    Total stockholders' equity ................................       47,465        40,425
                                                                    --------      --------
    Total liabilities and stockholders' equity ................     $ 67,765      $ 60,304
                                                                    ========      ========


     See accompanying notes to condensed consolidated financial statements.

                       INFINITY FINANCIAL TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data - unaudited)


                                                   Three Months Ended      Nine Months Ended
                                                      September 30,          September 30,
                                               ------------------------------------------------
                                                  1997         1996         1997        1996
                                               ----------   ----------   ---------   ----------
Revenues:
   License revenues .........................     $12,928     $ 8,380     $34,473     $22,498
   Service revenues .........................       4,228       2,237      11,736       6,066
                                                  -------     -------     -------     -------
    Total revenues ..........................      17,156      10,617      46,209      28,564
Costs and expenses:
   Cost of revenues .........................       3,391       1,384       8,295       3,249
   Sales and marketing ......................       5,852       3,896      16,347      10,070
   Research and development .................       3,631       2,433       9,732       6,571
   General and administrative ...............       1,226         891       3,640       2,600
   Acquired in-process research &
     development ............................          --          --         861          --
                                                  -------     -------     -------     -------
    Total costs and expenses ................      14,100       8,604      38,875      22,490
                                                  -------     -------     -------     -------
Income from operations ......................       3,056       2,013       7,334       6,074
Other income, net ...........................         359          74       1,064          17
                                                  -------     -------     -------     -------
Income before provision for income taxes ....       3,415       2,087       8,398       6,091
Provision for income taxes ..................       1,229         793       3,023       2,314
                                                  -------     -------     -------     -------
    Net income ..............................     $ 2,186     $ 1,294     $ 5,375     $ 3,777
                                                  =======     =======     =======     =======
Net income per share ........................     $  0.10     $  0.07     $  0.26     $  0.20
                                                  =======     =======     =======     =======
Shares used in computing net income per share      20,891      18,763      20,974      18,808
                                                  =======     =======     =======     =======


     See accompanying notes to condensed consolidated financial statements.

                       INFINITY FINANCIAL TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)


                                                                   Nine Months Ended
                                                                      September 30,
                                                                  ----------------------
                                                                    1997          1996
                                                                  --------      --------
Cash flows from operating activities:
  Net income ................................................     $  5,375      $  3,777
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, amortization and other ....................        1,224           825
    Acquired in-process research and development ............          907            --
  Changes in assets and liabilities:
    Receivables .............................................       (2,091)       (8,711)
    Deferred tax asset ......................................           --          (441)
    Prepaid expenses and other assets .......................         (348)         (174)
    Accounts payable ........................................        1,700         1,189
    Accrued compensation ....................................          835           986
    Payable to former stockholder ...........................           --        (1,277)
    Other accrued liabilities ...............................         (333)        1,231
    Deferred revenue ........................................       (1,625)        5,344
                                                                  --------      --------
      Net cash provided by (used in) operating activities ...        5,644         2,749
                                                                  --------      --------
Cash flows used in investing activities:
  Capital expenditures ......................................       (1,627)       (1,337)
  Purchases of short-term investments .......................      (57,904)           --
  Maturities of short-term investments ......................       35,035            --
  Acquisition of purchased technology .......................       (1,230)           --
                                                                  --------      --------
      Net cash used in investing activities .................      (25,726)       (1,337)
                                                                  --------      --------
Cash flows provided by (used in) financing activities:
  Payment of long-term promissory note ......................           --           (67)
  Payments of notes receivable from stockholders ............          388           201
  Principal payments of capital lease obligations ...........         (208)         (232)
  Proceeds from issuance of common stock ....................        1,161           201
                                                                  --------      --------
      Net cash provided by (used in) financing activities ...        1,341           103
                                                                  --------      --------
Net increase (decrease) in cash and cash equivalents ........      (18,741)        1,515
Cash and cash equivalents at beginning of period ............       36,952         3,517
                                                                  --------      --------
Cash and cash equivalents at end of period ..................     $ 18,211      $  5,032
                                                                  ========      ========


SUPPLEMENTAL INFORMATION:
  Cash paid during the period:
    Income taxes paid .......................................     $  2,761      $  2,302
                                                                  ========      ========
    Interest paid ...........................................     $     82      $     48
                                                                  ========      ========


     See accompanying notes to condensed consolidated financial statements.

                       INFINITY FINANCIAL TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DESCRIPTION OF BUSINESS

    Infinity Financial Technology, Inc. ("Infinity" or the "Company") develops and markets enterprise software solutions for financial risk management. These solutions address the rigorous business requirements of global organizations that manage complex financial assets, including banks, fund managers, and corporate and government treasuries. The Company provides a comprehensive range of customer support services, including maintenance, training, and consulting. Infinity's principal markets for its products and services are primarily in North America, Western Europe and Asia/Pacific. The Company was incorporated in California in 1989 and was reincorporated in Delaware in 1996.

    The Company has more than 65 customers around the world, consisting of large banks and other financial institutions with sophisticated trading operations and risk management needs. Its primary product is the Infinity Platform(TM), which provides customers with a foundation to rapidly develop, deploy and modify trading and risk management systems in response to the changing requirements of the marketplace. Infinity also offers Infinity Derivatives(TM), software solutions for derivatives trading, Infinity RiskView(TM), which is designed to facilitate customers' development of risk management systems, Infinity Limit Manager(TM), Infinity Market Simulator(TM) and Infinity FinEx(TM). In addition, riskview.com(TM), the first web-based portfolio analytics tool for fund managers, was introduced in September 1997 by Infinity in partnership with Dow Jones and IBM Corporation.

BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the operating results for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. This quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the three year period ended December 31, 1996 included in the Infinity Financial Technology, Inc. Annual Report on Form 10-K filed with the Commission in March 1997.

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

NET INCOME PER SHARE

    Net income per share is computed using the weighted average number of common shares outstanding and common equivalent shares arising from the assumed exercise of stock options using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the period commencing 12 months prior to the initial filing of the Company's initial public offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method). Fully diluted net income per share is computed using the weighted average common and common equivalent shares outstanding plus other dilutive shares outstanding which are not common equivalent shares.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company is required to adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and convertible preferred stock will be excluded. The impact is expected to result in an increase in primary earnings per share for the three months ended September 30, 1997 and 1996 of $0.01 and $0.02 per share, respectively, and for the nine months ended September 30, 1997 and 1996 of $0.03 and $0.09 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

SUBSEQUENT EVENT

    On October 17, 1997, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Reorganization Agreement") with SunGard Data Systems, Inc., a Delaware corporation ("SunGard"), providing for the acquisition of Infinity by SunGard. Upon consummation of the merger, Infinity will become a wholly owned subsidiary of SunGard. As a result of the merger, each outstanding share of common stock of Infinity will be converted into the right to receive
0.68 of a share of common stock of SunGard. The shares to be issued by SunGard in the transaction will have a value of approximately $313 million based upon SunGard's closing price of $24 1/16 on October 16,1997. The obligations of SunGard and Infinity to effect the merger and otherwise consummate the transactions contemplated by the Reorganization Agreement are subject to the satisfaction or waiver of various conditions, including the adoption and approval of the Reorganization Agreement and the approval of the merger by holders of a majority of the outstanding shares of Infinity common stock and the expiration or termination of the waiting period applicable to the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Reorganization Agreement calls for the merger to be consummated shortly after such stockholder approval is obtained, such waiting period expires or is terminated and the other conditions to consummation of the merger are satisfied or waived. The merger is intended to be accounted for as a pooling of interests for financial reporting purposes in accordance with generally accepted accounting principles. The merger is more fully described in SunGard's Form S-4 Registration Statement filed with the Securities and Exchange Commission on November 12, 1997.

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

OVERVIEW

    In the third quarter of fiscal 1997, Infinity continued to experience significant revenue growth over the comparable 1996 quarter. Total revenues of $17.2 million and $46.2 million for the three and nine month periods ended September 30, 1997, respectively, represented an increase of 62% each over the comparable periods of 1996. The Company's revenue growth reflects increased expansion business from existing customers and new accounts seeking to enhance their trading operations and their risk management capabilities. The increase also reflects the Company's growth in service revenues comprising maintenance and support fees, as well as consulting revenues. The Company does not believe that the historical growth rates of license and service revenues will be sustainable or are indicative of future results. The Company operates with little backlog because its products are generally shipped as orders are received.

    Income from operations of $3.1 million for the three months ended September 30, 1997 increased 52% from $2.0 million in the comparable period of 1996. For the nine months ended September 30, 1997, income from operations was $7.3 million versus $6.1 million in the comparable period of 1996. Excluding the one-time charge for acquired in-process research and development recorded in the June 1997 quarter, income from operations was $8.2 million for the nine months ended September 30, 1997 representing an increase of 35% over the comparable period of 1996. During the third quarter of fiscal 1997, the Company continued to invest in building its global infrastructure.

RESULTS OF OPERATIONS

    The following table sets forth certain items in the Company's consolidated statements of income as a percentage of the total revenues for the periods indicated:


                                               Three Months Ended  Nine Months Ended
                                                  September 30,      September 30,
                                               ------------------  -----------------
                                                  1997     1996     1997     1996
                                                  ----     ----     ----     ----
Revenues:
   License revenues .........................      75%      79%      75%      79%
   Service revenues .........................      25       21       25       21
                                                  ---      ---      ---      ---
    Total revenues ..........................     100      100      100      100
Costs and expenses:
   Cost of revenues .........................      20       13       18       11
   Sales and marketing ......................      34       37       35       36
   Research and development .................      21       23       21       23
   General and administrative ...............       7        8        8        9
   Acquired in-process research &
     development.............................      --       --        2       --
                                                  ---      ---      ---      ---
    Total costs and expenses ................      82       81       84       79
                                                  ---      ---      ---      ---
Income from operations ......................      18       19       16       21
Other income, net ...........................       2        1        2       --
                                                  ---      ---      ---      ---
Income before provision for income taxes ....      20       20       18       21
Provision for income taxes ..................       7        8        6        8
                                                  ---      ---      ---      ---
    Net income ..............................      13%      12%      12%      13%
                                                  ===      ===      ===      ===

REVENUES

    The Company's revenues are derived from two sources, license revenues and service revenues. Service revenues include software maintenance and support, training, consulting and co-development contracts. The Company's total revenues increased 62% to $17.2 million for the three months ended September 30, 1997 from $10.6 million in the comparable period of 1996, and for the nine months ended September 30, 1997, total revenues increased 62% to $46.2 million from $28.6 million for the nine months ended September 30, 1996. These increases are attributable to an increase in the number of software licenses sold to both existing customers and new customers and expansion of the Company's direct sales and services organization. Additionally, the Company's growth in its customer base has contributed to greater service revenues being generated in the September 1997 quarter primarily from increased implementation consulting in support of customer installations and to additional maintenance and support fees.

    International revenues, which are defined by the Company as sales outside North America, accounted for 63% of total revenues for each of the three month periods ended September 30, 1997 and 1996, and for the nine month periods ended September 30, 1997 and 1996, sales outside North America accounted for 65% and 70% of total revenues, respectively. The Company continued to grow its business geographically with the achievement of the Company's first sales in Korea, Hong Kong and Italy during the third quarter of fiscal 1997. The Company expects fluctuations in international revenues within quarterly periods as a result of lengthier sales cycles on larger dollar contracts. The Company currently maintains international sales offices in London, Paris, Sydney, Tokyo and Singapore, and intends to continue to expand its international operations. The Company expects that international sales will continue to represent a substantial majority of its total revenues for the foreseeable future. International operations entail a number of risks including those associated with product customization and regulatory compliance and there can be no assurance that such expansion will be successful. See Factors That May Affect Future Results of Operations-Risks Associated with International Sales.

    License Revenues. The Company's license revenues increased 54% to $12.9 million for the three months ended September 30, 1997 from $8.4 million in the comparable period of 1996, and for the nine months ended September 30, 1997, license revenues increased 53% to $34.5 million from $22.5 million for the nine months ended September 30, 1996. Sales to new accounts for trading and risk management systems fueled the revenue growth during the third quarter of fiscal 1997. License revenues from existing customers contributed 38% of license revenues in the third quarter of fiscal 1997 while new customer licenses of Infinity products accounted for 62% of license revenues. During the quarter ended September 30, 1997, the Company delivered on five contracts each contributing over $1 million to license revenues, up from two contracts in the year ago quarter. Additionally, the Company has continued to experience growth in revenues from the licensing of third-party partner products in conjunction with its sales of Infinity products. During the third quarter of fiscal 1997, the Company licensed $1.6 million of third-party partner products versus no sales of such products in the 1996 comparable quarter. The percentage of the Company's total revenues attributable to license revenues declined to 75% for the three months ended September 30, 1997 from 79% in the comparable period of 1996, and for the nine months ended September 30, 1997, total revenues attributable to license revenues declined to 75% from 79% for the nine months ended September 30, 1996. This change in mix for each of the periods primarily resulted from the growth of service revenues as explained below.

    Service Revenues. The Company's service revenues increased 89% to $4.2 million for the three months ended September 30, 1997 from $2.2 million in the comparable period of 1996, and for the nine months ended September 30, 1997, service revenues increased 93% to $11.7 million from $6.1 million for the nine months ended September 30, 1996. The percentage of the Company's total revenues attributable to service revenues increased to 25% for the three months and nine month periods ended September 30, 1997 from 21% in the comparable periods of 1996. This mix change is primarily attributable to increased maintenance and support fees from a growing customer base and to a lesser extent from increasing consulting services for implementation support. The Company has experienced fluctuations in demand for consulting services in the past and anticipates that such fluctuations could occur in the future.

    The Company historically has experienced significant renewal rates of maintenance contracts; however, some customers have licensed the source code of the Company's products and certain customers have chosen to terminate the related maintenance contracts with the Company due to their ability to maintain the Company's products. Furthermore, the Company's service revenues have been dependent upon a relatively small number of new and existing customers each quarter. Based on these and other factors, there can be no assurance that previous renewal rates and prices charged by the Company for maintenance, and corresponding revenues, will continue in the future.

COSTS AND EXPENSES

    Cost of Revenues. Cost of revenues consists primarily of personnel-related costs, including facility and other overhead allocations incurred in providing on-site and telephone support, consulting services and training to customers, plus royalty payments and the cost of third-party partner products. The Company's cost of revenues increased 145% to $3.4 million for the three months ended September 30, 1997 from $1.4 million in the comparable period of 1996, and for the nine months ended September 30, 1997, cost of revenues increased 155% to $8.3 million from $3.2 million for the nine months ended September 30, 1996. The percentage of the Company's total revenues attributable to cost of revenues increased to 20% for the three months ended September 30, 1997 from 13% in the comparable period of 1996, and for the nine months ended September 30, 1997, total revenues attributable to cost of revenues increased to 18% from 11% for the nine months ended September 30, 1996. These increases were primarily due to increased costs associated with third-party licensed products, higher costs associated with an increase in the number of customer support personnel and related overhead costs necessary to support a larger installed customer base and, to a lesser extent, higher costs related to the utilization of third-party consultants to provide implementation consulting services to customers.

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

    Sales and Marketing. Sales and marketing expenses increased 50% to $5.9 million for the three months ended September 30, 1997 from $3.9 million in the comparable period of 1996, and for the nine months ended September 30, 1997, sales and marketing increased 62% to $16.3 million from $10.1 million for the nine months ended September 30, 1996. These increases were principally the result of additional sales and marketing personnel, field facilities expansion, external third-party commissions, higher sales commissions associated with increased total revenues and increased marketing activities domestically and internationally. Sales and marketing expenses as a percentage of the Company's total revenues decreased to 34% for the three months ended September 30, 1997 from 37% in the comparable period of 1996 as a result of slightly lower sales commissions as a percentage of total revenues due to the revenue mix shift during the quarter and wider sales dispersion across the Company's maturing sales force. For the nine months ended September 30, 1997 and 1996, Sales and marketing expenses as a percentage of total revenues remained relatively consistent at 35% and 36%, respectively. The Company expects sales and marketing expenses to fluctuate as a percentage of total revenues primarily from changes in the revenue mix, from sales commission accelerators, from the dispersion of sales across the Company's growing sales force, and from the level of hiring activity in any particular quarter. The Company expects to incur higher sales and marketing expenses in the future in both absolute dollar amounts and likely as a percentage of total revenues as the Company continues to expand its sales and marketing staff globally.

    Research and Development. Research and development costs are expensed as incurred. Research and development expenses increased 49% to $3.6 million for the three months ended September 30, 1997 from $2.4 million in the comparable period of 1996, and for the nine months ended September 30, 1997, research and development increased 48% to $9.7 million from $6.6 million for the nine months ended September 30, 1996. This increase was principally the result of the hiring of additional software engineers, quality assurance management and technical personnel, and the associated expenses. Research and development expenses as a percentage of the Company's total revenues decreased to 21% for the three months ended September 30, 1997 from 23% in the comparable period of 1996, and decreased to 21% for the nine months ended September 30, 1997 from 23% for the nine months ended September 30, 1996. The decreases in 1997 were due primarily to growth in the Company's total revenues. The Company expects to incur higher research and development expenses in absolute dollars for the foreseeable future to support enhancements to current release product and ongoing product development initiatives, although these expenses are expected to remain relatively constant as a percentage of total revenues. There can be no assurance, however, that total revenues will grow at the same rate as the anticipated research and development expenses.

    General and Administrative. General and administrative expenses increased 38% to $1.2 million for the three months ended September 30, 1997 from $891,000 in the comparable period of 1996, and for the nine months ended September 30, 1997, general and administrative expenses increased 40% to $3.6 million from $2.6 million for the nine months ended September 30, 1996. This increase was primarily due to increased staffing and professional fees necessary to manage and support the Company's growth. General and administrative expenses decreased as a percentage of total revenues to 7% and 8% for the three months and nine months ended September 30, 1997, respectively, from 8% and 9% during the comparable periods of 1996, respectively, due primarily to growth in the Company's total revenues. The Company expects to incur higher general and administrative expenses in absolute dollars, although these expenses are expected to remain relatively constant as a percentage of total revenues. There can be no assurance, however, that total revenues will grow at the same rate as the anticipated general and administrative expenses.

    Acquired In-process Research and Development. In June 1997, the Company acquired the exclusive rights to the Limit Manager technology from Diagram S.A. The purchase price of the technology consisted of a single $1.2 million cash payment paid in July 1997 and has been accounted for using the purchase method. The one-time charge of $861,000 to operations in the second quarter of fiscal 1997 represents the allocation of the purchase price attributed to the element of the technology considered at the acquisition date as not having reached the point of technological feasibility and not having an alternative future use.

OTHER INCOME, NET

    During the three months ended September 30, 1997, other income, net was $359,000 as compared to $74,000 in the comparable period of 1996, and for the nine months ended September 30, 1997, other income, net was $1.1 million as compared to $17,000 for the nine months ended September 30, 1996. The amounts in the first three quarters of 1997 consist principally of interest income earned on investment of the Company's cash balances derived substantially from cash generated from operations and cash proceeds from the Company's initial public offering in October 1996. The amount in the comparable 1996 period consists principally of interest income on invested cash balances offset by losses on disposal of furniture and equipment associated with the Company's relocation to its current headquarters in Mountain View, California.

PROVISION FOR INCOME TAXES

    The Company's provision for income taxes increased to $1.2 million for the three months ended September 30, 1997 from $793,000 in the comparable period of 1996, and for the nine months ended September 30, 1997, provision for income taxes was $3.0 million as compared to $2.3 million for the nine months ended September 30, 1996. The Company's effective tax rate in 1997 is estimated to be 36% versus a 38% effective tax rate in 1996. The decrease in the effective tax rate is primarily attributable to the benefits derived from investments in tax-exempt instruments and increased benefits derived from the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations primarily by cash generated from operations, through the sale of its Common Stock in the Company's initial public offering in October 1996 and, in prior years, through private sales of preferred equity securities. For the nine months ended September 30, 1997, $5.6 million of cash was generated from operating activities versus $2.7 million in the comparable period of 1996. Cash generated in the nine months ended September 30, 1997 was primarily attributed to net income and to a lesser extent, an increase in accounts payable, offset by a increase in receivables and a decrease in deferred revenue. For the nine months ended September 30, 1996, cash generated from operating activities was primarily attributed to an increase in deferred revenue and net income offset by an increase in receivables and a decrease in payable to a former shareholder

    The Company's principal source of liquidity as of September 30, 1997 consisted of $41.1 million in cash, cash equivalents and short-term investments. The Company believes that its cash balance is sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months based on current plans and trends.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

The statements contained in this Form 10-Q which are not purely historical are forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's beliefs, expectations, hopes, plans or intentions regarding the future. Forward-looking statements in this document include statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's plans or intentions to continue to expand its sales and marketing infrastructure domestically and internationally, to develop its business partner program and to seek to distribute and market third-party products, to build or expand its customer support and services organization, to expand international operations, and statements under such heading regarding Infinity's expectations regarding the composition of revenues, cost of revenues, expansion of sales and marketing infrastructure, use of revenues, research and development costs, general and administrative expenses, liquidity and anticipated cash needs and availability, among others. All forward-looking statements included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and Infinity assumes no obligation to update any forward looking statement or statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. The following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual operating results and could cause the Company's actual consolidated operating results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Significant Potential Fluctuations in Operating Results

Although the Company has experienced increased revenues and has been profitable in each of its last six fiscal years and through the nine month period ended September 30, 1997, the Company does not believe prior growth rates are sustainable or indicative of future operating results, and there can be no assurance that the Company will be able to sustain revenue growth or maintain profitability in the future. In addition, the Company intends to commit substantial financial resources to expanding its business, including its sales and support operations and product development infrastructure. As a result, the Company does not expect to sustain the current level of operating margins in future periods.

Individual licenses of the Company's products typically account for large dollar amounts relative to quarterly revenues, so the timing of one license can cause substantial shifts of revenue and profit between accounting periods. Because of the large dollar commitment and the mission critical function that the Company's products address, approval at senior levels within customer organizations is frequently required for a purchase of the Company's products. The Company's quarterly revenues are dependent upon a small number of individual product sales, and any downturn in a potential customer's business, or any loss or delay of individual orders for any other reason, would have a significant impact on the Company's revenues and profitability on a quarterly and annual basis. The Company has experienced significant fluctuations during prior quarters in the average contract size for new customers and the aggregate number of contracts with new customers. This period to period fluctuation is expected to continue. The Company has also experienced increased demand from customers for certain features and functionality not offered in production versions of its products, potentially resulting in deferral of significant revenues until completion or acceptance of certain customized portions of software required by any individual license transaction as well as increased costs to deliver the required services. The Company historically has operated with little backlog because its products are generally shipped as orders are received. As a result, license revenues in any quarter depend on the volume and timing of, and the Company's ability to fill, orders received in that quarter. In addition, a relatively high percentage of the Company's expenses is fixed in the short term because the Company's expense levels are based, in part, on its expectations as to future revenues. As a result, if revenues fall below expectations, operating margins will be adversely affected. In addition, historically the Company has experienced significant renewal rates of maintenance contracts; however, some customers have licensed the source code of the Company's products and certain customers have chosen to terminate the maintenance contracts with the Company due to their ability to maintain the Company's products. Furthermore, the Company's service revenues have been dependent upon a relatively small number of new and existing customers in each quarter. Based on these and other factors, there can be no assurance that previous renewal rates and prices charged by the Company for maintenance, and corresponding revenues, will continue in the future. See "Lengthy Sales Cycle."

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

Dependence on Evolving Market for Financial Trading and Risk Management Software; No Assurance of Market Acceptance

To date, the Company has derived most of its revenue from the sale of software products for financial trading and risk management. The Company expects revenues from such sales will account for most of its revenues for the foreseeable future. The market for financial trading and risk management software is rapidly evolving, and the Company's operating results and opportunity for growth in the future are highly dependent on acceptance of its products and the continued growth of this market. As is the case in new and evolving industries, demand and market acceptance for recently introduced products are subject to a high level of uncertainty and risk. A decline or slow-down in growth in the market for, or market acceptance of, such products as a result of increased competition, technological or regulatory change, a banking and financial services industry downturn or other factors would have a material adverse effect on the Company's business, financial condition and results of operations. In particular, because the Company's customer base has historically been limited to larger commercial banks and financial institutions, the Company would be particularly vulnerable to a downturn in the banking and financial services industries.

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

Small Direct Sales Force and Reliance On Strategic Relationships

The Company has a small direct sales force, which consisted of 29 persons at September 30, 1997. Historically, most of the Company's sales have been derived through its direct sales force, and the Company's business strategy depends on significantly expanding this sales force. The Company has previously experienced substantial difficulty in hiring sales personnel and is likely to experience similar difficulty as it attempts to hire other qualified staff who have the required experience. There can be no assurance that the Company will be able to recruit, train and retain additional qualified sales personnel with the requisite experience and knowledge, particularly those with experience in both finance and software development. The failure to successfully expand the Company's sale force would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has established strategic relationships with a number of organizations, including IBM, that are complementary to its direct sales force and which it believes are important to its worldwide sales, marketing and support activities and the implementation of its products. The Company believes that its relationships with such organizations provide an additional sales and marketing channel and further promote the Infinity Platform to become an industry standard. Due in part to the current small size of its direct sales force, the Company believes such relationships are particularly important to its sales efforts and efforts to establish an industry standard. The Company also has relationships with key third-party developers, including Alier, Inc. and TrueRisk, Inc., and service providers, including KPMG Peat Marwick LLP and Hitachi, Ltd.. Third-party developers constitute a key component of Infinity's strategy to expand the products and applications developed using the Infinity Platform for specific markets and functionality Infinity does not currently address.

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

Competition

The market for transaction processing and risk management systems for financial institutions is intensely competitive. It is characterized by rapidly changing technological requirements, as new instruments and new strategies are developed and implemented, and a high degree of technological progress, as new software and hardware technologies are applied to the challenge of trading and risk management. The rapid pace of innovation and change in the market Infinity serves necessitates an ongoing research and development effort to enhance the features and functionality of the Infinity Platform and Infinity application products.

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

The Company believes that an increasing portion of the Company's revenues, cost of revenues and operating expenses will be incurred in foreign currencies. Although it is impossible to predict future exchange rate movements between the U.S. dollar and other currencies, it can be anticipated that to the extent the U.S. dollar strengthens or weakens against other currencies, a substantial portion of the Company's revenues, cost of revenues and operating expenses will be commensurately lower or higher than would be the case in a more stable foreign currency environment. Although the Company from time to time undertakes foreign exchange hedging transactions to cover a portion of its foreign currency exposure, the Company does not attempt to cover all potential foreign currency exposure and therefore, the Company may be subject to variations in operating results as a result of foreign exchange fluctuations. As of September 30, 1997, the Company maintained $1.4 million in foreign exchange forward contracts predominantly to hedge certain operating expenses of its foreign subsidiaries.

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

Dependence on Key Employees

The Company's success depends to a significant extent on the performance of a number of senior management and sales and engineering personnel, including Roger
A. Lang, a founder of the Company and its Chief Executive Officer, and Michael
A. Laven, its President and Chief Operating Officer. The Company is currently recruiting a Vice President of Engineering and has experienced substantial difficulty in filling this position. The Vice President of Engineering would oversee all product development and engineering activities of the Company, including the development and adoption of programs and practices to improve product quality and manage product life cycle, remote development and reintegration of customer-developed software code. The absence of a qualified person to fill the Vice President of Engineering is currently adversely affecting the Company's product development efforts. The Company is also recruiting a Vice President of Client Services to fill a vacancy created when the incumbent chose not return to the Company following a one-year educational leave of absence which commenced in August 1996. The Vice President of Client Services oversees all customer service and support activities of the Company. These vacancies, in particular the lack of a Vice President of Engineering, continue to place a significant burden on the other members of the Company's management team and could materially adversely affect the Company's business, financial condition and results of operations. Further, given the critical role of the Company's limited engineering staff in executing the Company's product strategies, the loss of any additional significant part of its engineering staff would also have a material adverse effect on the Company. The Company generally does not have long-term employment contracts with Mr. Lang, Mr. Laven, its engineering staff or any other employees. The Company believes that its future success also will depend in part on its ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company has previously experienced difficulty in hiring sales and engineering personnel with expertise in sophisticated financial instruments and may experience similar difficulty as it attempts to hire other qualified staff who have the required experience levels. In particular, the Company has experienced difficulty competing for such personnel with large financial institutions with substantially greater financial resources. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

Protection of Intellectual Property

The Company's success is heavily dependent upon its proprietary technology. The Company relies primarily on a combination of copyright, trade secret and trademark laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate partners. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology independently. In particular, the Company customarily provides its existing and potential distribution partners with access to its product architecture and other proprietary information underlying the Company's licensed software, including source code. An unauthorized publication or proliferation of the Company's source code could materially adversely affect the Company's business, financial condition and results of operations. Policing unauthorized use of the Company's products is difficult, and the Company is unable to determine the extent to which unauthorized use of its software products exists. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries in which the Company currently sells products, such as Japan, and countries the Company may target to expand its sales efforts such as Brazil, Hong Kong, Mexico, Russia, South Africa, and Thailand. Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

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

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

        (a) The following exhibits are filed herewith or incorporated by reference herein.

               Exhibit
               Number            Exhibit Title
               ------            -------------


               11.1          Statement of computation of net income per share
               27.1          Financial data schedule


        (b) The company did not file any reports on Form 8-K during the nine months ended September 30, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INFINITY FINANCIAL TECHNOLOGY, INC.
                                        (Registrant)





Date:  November 14, 1997                /s/ TERRY H. CARLITZ
                                        --------------------------------------
                                        Terry H. Carlitz
                                        Chief Financial Officer and
                                        Vice President, Finance
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

                                  EXHIBIT INDEX


        Exhibit
        Number                      Exhibit Title
        ------                      -------------
         11.1          Statement of Computation of Net Income Per Share

         27.1          Financial Data Schedule